Form 10KSB
period 2006-12-31
ALL AMERICAN PET COMPANY, INC.
filed 2007-07-17
CIK 1362502

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006
                               -----------------

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________

                        Commission File Number:

                              000-50526
              _________________________________________

                   ALL AMERICAN PET COMPANY, INC.
          ----------------------------------------------
          (Name of small business issuer in its charter)

            Maryland                              91-2186665
---------------------------------             -------------------
(State or Other Jurisdiction                  (I.R.S. Employer
of incorporation or Organization)             Identification No.)

                       16501 Ventura Boulevard
                             Suite 514
                       Encino, California 91436
             ----------------------------------------
             (Address of Principal Executive Offices)

                          (818) 981-2275
                   ---------------------------
                   (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:


                                            Name of Each Exchange
     Title of Each Class                     on Which Registered
------------------------------              ---------------------
Common Stock, par value $0.001                       None


    Securities registered under Section 12(g) of the Exchange Act:

                  ----------------------------
                              None

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES [ ]    NO [X]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). YES [ ]   NO [X]

The registrant's revenues for the year ended December 31, 2006 were $361,466.

As of July 17, 2007, the aggregate market value of the common equity held by non-affiliates of the registrant was $3,557,334.* This calculation is based upon the average of the bid and ask price which broker-dealers have been permitted to submit on the OTC Bulletin Board. Although our common stock has been authorized for trading on the OTC Bulletin Board, it is not yet trading.

As of July 17, 2007, the number of shares outstanding of the registrant's only class of common stock was 14,624,667.

Transitional Small Business Disclosure Format (check one):
YES [ ]    NO [X]

* Without asserting that any of the Issuer's directors or executive officers, or the entities that own 7,510,000 shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                       TABLE OF CONTENTS

  FORWARD-LOOKING STATEMENTS.......................................  3
  ITEM 1.  DESCRIPTION OF BUSINESS.................................  3
  ITEM 2.  DESCRIPTION OF PROPERTY................................. 14
  ITEM 3.  LEGAL PROCEEDINGS....................................... 14
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..... 14

PART II............................................................ 14
  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS................................................. 14
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION............................................... 15
           Accounts Receivable and Allowances for Uncollectible
           Accounts................................................ 23
           Inventories............................................. 23
  ITEM 7.  FINANCIAL STATEMENTS.................................... 24
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..................... 24
  ITEM 8A. CONTROLS AND PROCEDURES................................. 24
  ITEM 8B. OTHER INFORMATION....................................... 25

PART III........................................................... 25
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
           SECTION 16(A) OF THE EXCHANGE ACT....................... 25
  ITEM 10. EXECUTIVE COMPENSATION.................................. 26
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............. 27
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
           AND DIRECTOR INDEPENDENCE............................... 28
  ITEM 13. EXHIBITS................................................ 29
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.................. 30

  Organization and Nature of Operations..............................7
  Estimates..........................................................7
  Cash Equivalents...................................................7
  Fair Value of Financial Instruments................................7
  Accounts Receivable and Allowances for Uncollectible Accounts......8
  Inventories........................................................8
  Machinery, Equipment and Leasehold Improvements....................8
  Significant Customers and Vendors..................................8
  Revenue Recognition, Sales Incentives and Slotting Fees............9
  Shipping and Freight Charges.......................................9
  Advertising Costs..................................................9
  Spoils Costs.......................................................9
  Research and Development Costs.....................................9
  Distribution of Free Products.....................................10
  Net Income (Loss) Per Share.......................................10
  Comprehensive Income Reporting....................................10
    2. BASIS OF PRESENTATION........................................10
    4. INVENTORIES..................................................12
    5. MACHINERY AND EQUIPMENT......................................12
    6. DEFERRED OFFERING COSTS......................................13
    8. OTHER CURRENT LIABILITIES....................................13
  Operating Leases..................................................13
  Capital Lease Obligations.........................................14
   10. NOTE PAYABLE, RELATED PARTY LOAN AND CONVERTIBLE
        NOTES PAYABLE...............................................14
  (a) Note Payable..................................................15

  (b) Related Party Notes...........................................15
  (c) Convertible Notes Payable.....................................15
  (e) Notes Payable.................................................16
  Capital Stock.....................................................17
  Private Placement of Common Stock.................................17
  Conversion of Shares of Common Stock into Preferred Shares........17
  Warrants Outstanding..............................................18

                                 PART I

                       FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains "forward-looking statements" relating to All American Pet Company, Inc. These forward-looking statements represent management's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                  ITEM 1. DESCRIPTION OF BUSINESS

Summary of the Company and its Current Status

We produce, market and sell super-premium dog food primarily through supermarkets and grocery stores under the brand name BowWow Breakfast Cereal[TM], which we refer to in this Annual Report as BowWow Breakfast. Our dog food is specifically targeted for the morning meal, and our product is formed and packaged as a breakfast cereal. We currently offer three breakfast cereal products under the BowWow Breakfast brand. The Company has never operated at a profit, and is currently under significant financial strain primarily because as of July 17, 2007, it had limited operating funds of less than $10,000. The
Company's total sales for the first six months of 2007 were approximately $55,000. The lack of significant sales results from the fact that the Company does not have the funds necessary to manufacture any of its products, and it does not have any funds to market its products or to pay any other costs necessary to place its products in stores where they can be sold.

The Company's Registration Statement on Form SB-2 (Commission File No. 333-135283) no longer has timely financial statements. The Company intends to file a post-effective amendment to its Registration
Statement with the SEC as soon as possible.

The Company's Business Model

We produce, market and sell super-premium dog food primarily through supermarkets and grocery stores under the brand name BowWow Breakfast Cereal[TM], which we refer to in this Annual Report as BowWow Breakfast. Based on our review of the products in the current dog food market, we believe we have developed the first line of commercial dog food specifically targeted for the morning meal, and our product is formed and packaged as a breakfast cereal. We are currently the only dog food company which indicates on its packaging that dogs should be fed two meals a day. In addition, we are the only dog food company in the United States which specifically identifies our product as a morning meal, and which classifies a dog's morning feeding as breakfast. We currently offer three breakfast cereal products under the BowWow Breakfast brand.

Our business model is based on the following process. We have developed a proprietary formula for dog food breakfasts which are healthy for and appealing to dogs. We then make arrangements with a non-affiliated dog food manufacturer to produce our breakfast dog food according to our particular instructions. Then, we approach different supermarket chains and try to convince these supermarket chains to shelve and sell our dog food in their supermarket stores. Throughout this process, we work with our internal sales team and outside merchandising experts to market our breakfast dog food to consumers, and to increase public awareness of our products. If we are successful in convincing supermarket chains to shelve our products, we go back to our non-affiliated dog food manufacturer and execute purchase orders for the delivery of specified amounts of dog food, which we in turn distribute to supermarket chains who have agreed to shelve our products.

Educating the public regarding our product and the benefits dogs will receive from our product is a very important aspect of our business. We currently use the latest media and promotional techniques to educate the public regarding the health benefits dogs can receive from a breakfast meal, and to support sales of our product in particular. The current media driven tools we use include, but are not limited to, high profile shopping center publicity events, direct marketing and data gathering programs, internet marketing, strategic media, supermarket and charity promotional alliances, traditional and non-traditional advertising campaigns, loyalty mass mailers, supermarket displays, "end cap" and related sales promotions, and national, local and print news interviews.

In addition to educating the public, we plan to expand our distribution channels through an aggressive supermarket chain marketing program. Though still in the planning stages, we intend that this program will be supported by an internal sales force, the modernization of the equipment utilized for packaging our products, and the hiring of quality personnel. In addition, we have executed an agreement with an international marketing firm to assist in the promotion and sales of our products, and we have engaged a food broker specializing in the mass-merchandizing and supermarket club business to help promote and market our products.

We have a limited history and limited operations. We began developing our line of super-premium dog food in March 2003, and we began conducting extensive research regarding the dog food industry at that time. We first distributed our brand of breakfast cereal in supermarkets in February 2004.

Going Concern Opinion and the Company's Current Financial Position

In their audit report in connection with our 2006 financial statements, our independent registered public accountants included an explanatory paragraph stating that because we have incurred a net loss of $2,513,266 and a negative cash flow from operations of $1,521,895 for the year ended December 31, 2006, and because we had a working capital deficiency of $2,456,364 and a stockholders' deficiency of $1,969,888 at December 31, 2006, there is substantial doubt about our ability to continue as a going concern.

The Company is dependent upon outside financing to continue operations. Without an immediate capital infusion in the near future, and without a significantly substantial infusion of capital within a short time thereafter, the Company may be forced to limit its operations severely, and it may not be able to survive. To raise additional funding, the Company engaged in a private placement of common stock beginning in February 2007, in which it raised approximately $550,935 (net of costs). The Company is currently engaged in an offering of up to $300,000 through an offering of 3,000,000 shares of the Company's common stock together with warrants to purchase 3,000,000 shares of common stock (the "$300,000 Offering"). The Company intends to use all the proceeds of this offering to pay operational expenses, including rent, payroll, audit and legal costs. In addition, the Company intends to attempt to raise an additional $2,500,000 through an offering of 10,000,000 shares of common stock (the "$2.5MM Offering") in the near future. Pursuant to this offering, the Company may attempt to raise up to an additional $500,000 through the sale of up to an additional 2,000,000 shares (in excess of 10,000,000 shares) pursuant to the over-allotment option covering these additional shares. The Company will seek additional financing arrangements, and the Company will require substantial additional capital in excess of the maximum amount of the $300,000 Offering and the $2.5MM Offering in order to continue to pursue its operations.

As of July 17, 2007, we had less than $10,000 in operating funds, and this cash position is not sufficient to sustain our operations for the immediate future. The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to raise additional funds through a private placements of our common stock sufficient to meet our obligations on a timely basis and ultimately to attain profitable operations.
There is no assurance that we will be able to raise necessary funds, or that if we are successful in raising the necessary funds, that we will successfully operate our business plan.

Sales of the Company's Products

The wholesale price for the Company's products is $1.00 per pound, and the Company has never operated at a profit. Our total sales for the first six months of 2007 were approximately $55,000. The lack of significant sales results from the fact that we do not have the funds necessary to manufacture any of our products, and we do not have any funds to market our products or to pay any other costs necessary to place our products in stores where they can be sold.

During the period ended December 31, 2006, two supermarket chain customers accounted for approximately 80% of the Company's gross sales. Based on the $1.00 per pound price, in 2006 the Company had total sales net of discounts of $361,466, broken down across quarters as follows: First Quarter, $40,135; Second Quarter, $39,168; Third Quarter, $8,415; and Fourth Quarter, $273,748. Our total sales net of discounts decreased significantly between the second and third quarters of 2006 due to the fact that Albertsons, the third largest supermarket in the country and one of the Company's major customers in 2005, was sold to Supervalu and Cerberus. This sale and the resulting restructuring of the Albertsons distribution centers caused the Company to lose a significant number of stores in which our products were shelved. Our sales increased in the fourth quarter of 2006 because we added three supermarket chains to our customer base, and we shipped our products to these stores in the last two months of 2006.

Our ability to market our products is essential to the sale of our products and the success of our business. Without adequate funding to promote our products, it is unlikely that sales of our products will increase. For example, during 2006 and most of 2007, we have not had sufficient financial resources to support an effective marketing program, and our sales have not been significant because consumers are largely unaware of our products. In addition, because we do not have adequate financial resources to distribute marketing materials to consumers who possess supermarket "loyalty cards," we have been unable to disseminate information about our product on a broad scale, and we have been unable to "target-market" possible consumers.

Our products have been accepted in approximately 7,000 supermarket stores, and to achieve our sales goals, we will need to shelve our products in approximately 4,000 additional supermarket stores. In order to shelve our products in these supermarket stores, we will need additional capital to be able to pay shelving fees and to manufacture and deliver our products, which we currently do not have.

Efforts to Market and Promote Our Products

To market our product successfully, in August 2006 we engaged Crossmark, Inc., a consumer packaged goods marketing company. Crossmark has an international reputation in the consumer goods industry for its strong relationships with supermarkets, and it assists consumer goods companies in placing their products on the shelves of supermarkets nationwide. In addition, we have engaged the services of TBG LLC ("TBG"), a food broker specializing in the mass-merchandising and supermarket club business. Like Crossmark, TBG has established contacts in the mass merchant space, and is well-known in the retail industry. TBG currently works with retailers such as Wal-Mart, Sam's Club, Target, Costco and B.J.'s Wholesale Club.

We have recently engaged in promotional activities to advertise our products. For example, in April 2007, we were the exclusive dog food sponsor of the "Macy's Petacular," the kick-off event for the Flower Show at Macy's Herald Square in New York City, the country's premier flower show. Our sponsorship of this event led to increased exposure for our products, and our products were advertised on the Macy's Jumbotron on 34th Street and 7th Avenue for two weeks. We have a contract with Macy's to be the exclusive dog food sponsor for this event in 2008. However, we still owe Macy's $60,000 for the 2007 event, and we are obligated to pay Macy's an additional $60,000 on November 1, 2007. In the event we do not satisfy these obligations, it is possible we will lose this sponsorship opportunity in 2008.

At the Macy's Petacular, we announced a "$1 Million Dollar Pooches & Parents Look-a-Like" promotional contest, which we intend to begin in the fourth quarter of 2007. This event is planned to be a nationwide contest in which contestants will upload pictures of themselves and their dogs on the Company's website, and visitors to the website will vote for the contestant they think looks most like their dog. Prizes will be distributed weekly for regional winners, and the top regional winners will qualify for a trip to the final event. Regional winners from all over the country will then compete for the title of the National BowWow $1 million winner.

We intend to participate in these events to enhance our position to attempt to secure corporate promotional alliances and sponsorships, and to create a virtual community on the Company's website through interactive consumer participation. As a result of our involvement with these promotional events, we have experienced a 16% increase in the activity on our website since December 31, 2006. However, these and other promotional events require capital for our participation. Unless and until we obtain sufficient funding, we will not be able to participate in these events.

It is important to recognize that although we have expended significant resources to market our products as described above, we will not be able to implement or utilize these opportunities and arrangements unless we obtain the capital necessary for such implementation and/or utilization in the near future.

Employees

As of December 31, 2006, we have twelve full-time employees including our two officers. We also have three consultants that work with us on a part-time basis to assist in local marketing and public relations activities.

                      ITEM 1A.  RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information provided in this Annual Report. The risks described below are those we currently believe may materially affect us. The future development of the Company and our products is and will continue to be dependent upon a number of factors. You should carefully consider the following information as well as the more detailed information concerning All American Pet contained elsewhere in this Annual Report. An investment in our common stock involves a high degree of risk, and should be considered only by persons who can afford to lose the entire amount of their investment.

Risk Factors Relating To The Company's Age, Its Lack Of Operations And Its Financial Condition

The Company's business is difficult to evaluate because the Company has a limited operating history.

The Company was formed in February 2003, and has incurred losses in each period since commencing operations. From the time of our formation until the end of 2004, we formulated and tested our products. We did not begin to sell our products until the beginning of 2005. As of July 17, 2007, we have generated limited revenues, and the development of our business plan will require substantial capital expenditures. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including, but not limited to limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and the inability to respond effectively to competitive developments and to attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain profitable operations, or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

We have been the subject of a going concern opinion from our independent public accountants, raising a substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants included an explanatory paragraph in their audit report in connection with our 2006 financial statements stating that because we have incurred a net loss of $2,513,266 and a negative cash flow from operations of $1,521,895 for the year ended December 31, 2006, and had a working capital deficiency of $2,456,364 and a stockholders' deficiency of $1,969,888 at December 31, 2006, there is substantial doubt about our ability to continue as a going concern. These factors, along with others, may indicate that we will be unable to continue as a going concern for a period of twelve months or less.

Our continuation as a going concern is dependent on our ability to raise additional funds through private placements of our common stock sufficient to pursue our business plan to meet our current obligations and to cover operating expenses through the third quarter of 2007. Without an immediate capital infusion in the near future, and without a significantly substantial infusion of capital within a short time thereafter, the Company may be forced to limit its operations severely, and it may not be able to survive. There is no assurance that we will be able to secure additional funding in the future, and in the event we are unable to raise additional capital in the near future, it is probable that any investment in the Company will be lost.

We have had negative cash flows from operations and our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

We have had negative cash flows from operations, and as of July 17, 2007, the Company currently had less than $10,000 in operating funds. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our products to market. We do not believe we have sufficient funds to satisfy our short-term cash requirements.

We have a working capital deficit, which means that our current assets on December 31, 2006 were not sufficient to satisfy our current liabilities on that date.

We had a working capital deficit of $2,801,347 at March 31, 2007, which means that our current liabilities exceeded our current assets on December 31, 2006 by that amount. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2006 were not sufficient to satisfy all of our current liabilities as of that date.

Attempts to grow our business could have an adverse effect on the Company.

Because of our small size, we desire to grow rapidly in order to achieve certain economies of scale. To the extent that rapid growth does occur, it will place a significant strain on our financial, technical, operational and administrative resources. Our planned growth will result in increased responsibility for both existing and new management personnel. Effective growth management will depend upon our ability to integrate new personnel, to improve our operational, management and financial systems and controls, to train, motivate and manage our employees, and to increase our sources of raw materials, product manufacturing and packaging. If we are unable to manage growth effectively, our business, results of operations and financial condition may be materially and adversely affected. In addition, it is possible that no growth will occur or that growth will not produce profits for the Company.

Our small size and limited history negatively affect our ability to raise capital.

It is difficult for us to find any capital sources because of our relatively small capitalization, our losses to date, our current working capital position, our lack of sales and other factors. It is possible that we may not be able to raise sufficient funds in the future in order to survive and pursue our business plan.


Risks Related To Our Industry, The Production Of Our Products And Our Business Model

If we cannot successfully compete with existing pet food companies that have greater resources than we have, our business will not survive.

The pet food business is highly competitive. Virtually all of the manufacturers, distributors and marketers of pet food have substantially greater management, financial, research and development, marketing and manufacturing resources than we do. Competitors in the super-premium pet food market include, among others: Colgate-Palmolive Co. (Hills' Science Diet), Iams Co. and Ralston Purina Co. Brand loyalty to existing products may prevent us from achieving our sales objectives. Additionally, the long-standing relationships maintained by existing premium pet food manufacturers with veterinarians and pet breeders may prevent us from obtaining professional recommendations for our products. In addition, we compete with current supermarket high-priced dog foods, as well as premium dog foods offered in the specialty pet stores. Although the dominant existing premium pet food brands are not currently available in supermarkets, there can be no assurance that this situation will continue. In addition, there are no barriers to prevent the entry of such brands into the supermarket distribution channel, and in the event sales of our products do not increase, supermarkets could cease shelving our products in their stores, and/or replace our product with the dog food of our competitors. The entrance into the supermarket distribution channel of an existing or new premium pet food by any of our competitors could have a material adverse effect on the Company. If we are not successful in competing in these markets, we may not be able to attain our business objectives.

If we are unable to market our products to compete with new or existing products developed by well-established competitors, our business will be negatively affected.

Our success with the BowWow Breakfast brands is significantly dependent upon our ability to market, promote and deliver the brand. As is typical with new products, demand for and market acceptance of new products is subject to uncertainty. Achieving market acceptance for new products may require substantial marketing and other efforts, and the expenditure of significant funds to create customer demand. There can be no assurance that our efforts will be successful. In addition, the failure of new products to gain sufficient market acceptance could adversely affect the image of our brand name and the demand for our products in the future.

Although we have expended significant resources to market our products, unless we obtain additional capital in the near future to pursue these promotional and marketing arrangements, we will be unable to take advantage of our previous marketing efforts.

Increases in raw materials, packaging, oil and natural gas costs and volatility in the commodity markets may adversely affect our results of operations.

Our financial results depend to a large extent on the costs of raw materials, packaging, oil and natural gas, and our ability to pass the costs of these materials onto our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper, steel and oil prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in the pricing of oil and natural gas, which affects our manufacturing, transportation and packaging costs.

If there is any increase in the cost of raw materials, packaging, or oil and natural gas expenses, we may be required to charge higher selling prices for our products to avoid margin deterioration. We cannot provide any assurances regarding the timing or the extent of our ability to successfully charge higher prices for our products, or the extent to which any price increase will affect future sales volumes.

Our results of operations may be adversely affected by this volatility.

Restrictions imposed in reaction to outbreaks of "mad cow disease," "foot-and-mouth," "bird flu" or other animal diseases could adversely impact the cost and availability of our protein-based raw materials.

The cost of the protein-based raw materials used in our products has been adversely impacted in the past by the publicity surrounding bovine spongiform encephalopathy, which is also known as "mad cow disease," and which is a terminal brain disease for cattle. Cases of bovine spongiform encephalopathy were found in Europe, among other areas, in late 2000, and in Canada and the United States in 2003. As a result of extensive global publicity and trade restrictions imposed to provide safeguards against this disease, the cost of alternative sources of the protein-based raw materials used in our products, such as soybeans, pork meat and bone meal, has from time to time increased significantly and may increase again in the future if additional cases of bovine spongiform encephalopathy are found.

In 2001, an outbreak of foot-and-mouth disease was discovered in Europe. Foot-and-mouth disease affects animals with cloven hooves, such as cattle, swine, sheep, goats and deer. While foot-and-mouth disease is not considered a threat to humans, people who come in contact with the virus can spread it to animals. Any break out of foot-and-mouth disease could adversely affect the availability of our protein-based raw materials.

In 2004, a case of highly pathogenic avian influenza, and commonly known as the "bird flu," was detected in the United States. The U.S. highly pathogenic avian influenza virus was identified as the H5N2 strain and, while classified as highly virulent to birds, has not been shown to affect humans, and is not related to the highly publicized H5N1 strain of the Asian highly pathogenic avian influenza virus. The H5N1 strain of the Asian highly pathogenic avian influenza virus first emerged in Hong Kong in 1997, re-emerged in 2003 in South Korea, and is known to have spread to China, Vietnam, Thailand, Cambodia, Laos, Indonesia, Turkey, Romania, Russia and Greece. 71 of the approximately 138 people who are known to have contracted the virus associated with the H5N1 strain, purportedly from exposure to infected birds, have died. In an effort to limit the spread of the H5N1 strain, governmental authorities have been ordering the destruction of infected flocks of birds and imposing bans against imports of poultry from countries where the virus is known to exist. These measures may adversely impact the price and availability of our sources of chicken meal and other protein-based raw materials used in our products.

If bovine spongiform encephalopathy, foot-and-mouth disease, highly pathogenic avian influenza or any other animal disease impacts the availability of the protein-based raw materials used in our products, we may be required to locate alternative sources for protein-based raw materials. We can give no assurance that those sources would be available to sustain our sales volumes, that these alternative sources would not be more costly or that these alternative sources would not affect the quality and nutritional value of the BowWow Breakfast brand. If outbreaks of bovine spongiform encephalopathy, foot-and-mouth disease, highly pathogenic avian influenza or any other animal disease or the regulation or publicity resulting therefrom impacts the cost of the protein-based raw materials used in our products, or the cost of the alternative protein-based raw materials necessary for our products as compared to our current costs, we may be required to increase the selling price of our products to avoid margin deterioration. We can give no assurance regarding the timing or the extent of our ability to successfully charge higher prices for our products, or the extent to which any price increase will affect future sales volumes.

We are dependent on non-affiliated third parties who may not provide us with the quality competitive products at reasonable prices when we need them in the future.

We have been and will continue to be materially dependent on a limited number of non-affiliated third parties for the manufacture and production of our dog food. Currently, we rely on one non-affiliated dog food manufacturer, C.J. Foods, Inc., which produces our dog food, and one non-affiliated packaging company, St. Joseph Packaging, Inc., who produces the boxes for our product. We purchase approximately 86% of the materials necessary for the production of our dog food from these two parties. We purchase the other 14% of the materials necessary for the production of our dog food, which includes the wax paper lining for the interior of our dog food boxes, as well as the pallets on which our cases of dog food are shipped, from various packaging and shipping companies. We do not maintain supply agreements with these parties, but instead purchase products through the use of purchase orders in the ordinary course of business. We will be substantially dependent on the ability of these parties to, among other things, meet our performance and quality specifications. Failure by these parties to comply with these and other requirements could have a material adverse effect on the Company. Furthermore, these parties may not dedicate sufficient production capacity to meet our scheduled delivery requirements, and they may not have sufficient production capacity to satisfy our requirements during any period of sustained demand. Their failure to supply, or their delay in supplying us with products, could have a material adverse effect on the Company. In addition, the success of our products is significantly dependent on supermarket demand for our products, and any decrease in supermarket orders for our products could have a material adverse effect on us.

If we or our customers are the subject of product liability claims, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product liability claims and adverse public relations if consumption or use of our products is alleged to cause injury or illness. Our insurance may not be adequate to cover all liabilities we incur in connection with product liability claims. We may not be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product liability judgment against us or our agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming, and may require management to spend time defending the claims rather than operating our business. Product liability claims, or any other events that cause consumers to no longer associate our brand with high quality and safety may decrease the value of our brand and lead to lower demand for our products. Product liability claims may also lead to increased scrutiny of our operations by federal and state regulatory agencies, and could have a material adverse effect on our brands, business, results of operations and financial condition.

We are subject to extensive governmental regulation, and our compliance with existing or future laws and regulations, as well as the possibility of any mandatory product recalls imposed by future regulations, could cause us to incur substantial expenditures.

We are subject to a broad range of federal, state and local laws and regulations intended to protect public health, natural resources and the environment. Our operations are subject to regulation by the Occupational Safety and Health Administration, the Food and Drug Administration, the Department of Agriculture and by various state and local authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal penalties against us, revocation or modification of applicable permits, environmental investigations or remedial activities, voluntary or involuntary product recalls, or cease and desist orders against operations that are not in compliance. These laws and regulations may change in the future, and we may incur material costs in our efforts to comply with current or future laws and regulations or in any required product recalls. These matters may have a material adverse effect on our business.

Negative publicity resulting from recalls on pet foods in the United States could negatively affect the sales and marketability of our products.

In March 2007 the FDA discovered certain contaminants in vegetable proteins imported into the United States from China. Subsequently, the FDA began investigating an imported rice protein concentrate that contained melamine, which may have been used as an ingredient in some pet foods. As a result of this investigation, a number of dog food manufacturers recalled dog foods that contained melamine, as well as dog food that contained wheat gluten, a separate possible contaminant. Even though our products use neither wheat gluten nor melamine, any recall of dog food products and resulting publicity or regulations may adversely the Company and the sales of our products.

If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce our operating income and cash flows. In addition, a product recall may require significant management attention. Product recalls may damage the value of our brand and lead to decreased demand for our products. Product recalls may also lead to increased scrutiny by federal, state and local regulatory agencies, and could have a material adverse effect on our brand, business, results of operations and financial condition.

Our lack of product and business diversity could inhibit our ability to adapt our business to industry changes and developments.

We are currently only pursuing the dog food business. Our initial efforts will be concentrated in the super-premium dry dog food segment, primarily focusing on the morning meal. This lack of diverse business operations exposes us to significant risks. Our future success may be dependent upon our success in developing and expanding our areas of concentration and upon the general economic success of the dog food industry. In addition, decline in the market demand for our products could have a material adverse effect on our brand, business, results of operations and financial condition.

We are dependent upon our marketing efforts.

The success of our business is significantly dependent on our ability to market our products to supermarkets, grocery stores and specialty pet stores. We must increase the level of awareness of unique breakfast food for dogs in general, and our products in particular. We will be required to devote substantial management and financial resources to these marketing and advertising efforts, and it is possible we will not be successful in these efforts.

The success of our business depends on our ability to raise additional capital through the sale of debt or equity or through borrowing, and we may not be able to raise capital or borrow funds in amounts necessary to continue our business, or at all.

Our ability to implement our business plan and meet long-term business objectives is dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations. The Company currently has extremely limited operating or other funds, and is in need of substantial immediate funding in order to continue operating. Without a significantly substantial infusion of capital within the near future, the Company will be forced to limit its operations severely, and it may not be able to survive. We have not received any commitments from any sources for this capital, and there is no assurance that we will be able to find any sources for such capital. It will be difficult for us to find any capital sources because of our relatively small capitalization, our losses to date, our current working capital position, our lack of sales and other factors. We may not be able to obtain sufficient external funds on terms acceptable to us in a sufficient amount or at all. If adequate additional funding is not available by the beginning of the fourth quarter of 2007, the Company will at least have to limit its operations severely, and it may not be able to survive. In addition, any issuance of securities to obtain such funds will dilute percentage ownership of our shareholders, and may reduce the price of our common stock.

We rely on trade secret laws and agreements with our key employees and other third parties to protect our proprietary rights, and these laws or agreements may not adequately protect our rights.

Our success depends upon our ability to protect our proprietary formulations and trademarks. We rely on a combination of trademark and trade secret laws, nondisclosure and other contractual agreements with employees and third parties to protect our proprietary formulations and trademarks. The steps we take to protect our proprietary rights may not be adequate to protect misappropriation of such rights, and third parties may independently develop equivalent or superior formulations in spite of our efforts. We have no patents, and existing trade secret and copyright laws provide only limited protection. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. Although we believe that our products and formulations do not infringe upon the proprietary rights of others, it is possible that third parties will assert infringement claims against us in the future. Litigation, which could result in substantial costs and could divert our efforts, may be necessary to enforce our intellectual property rights or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on the Company.

Our continued growth depends on retaining our current key employees and attracting additional qualified personnel, and we may not be able to continue to do so.

Our success is largely dependent upon the efforts of Barry Schwartz, the Chief Executive Officer, President and a director of the Company, and Lisa Bershan, the Executive Vice President and a director of the Company. The loss of the services of either Mr. Schwartz or Ms. Bershan would be detrimental to the Company and it is possible the Company will not be able to replace them adequately. There is no employment agreement with either Mr. Schwartz or Ms. Bershan, and either Mr. Schwartz or Ms. Bershan may resign at any time or we may terminate their employment at any time.

Our anticipated growth will require us to recruit and hire additional new managerial personnel. The inability to recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition or results of operations. Competition for such personnel is intense, and it is possible we will not be able to retain existing personnel or identify or hire additional personnel.

Risk Factors Relating To Our Common Stock

We are controlled by a small number of principal stockholders who may exercise a proportionately larger influence on the Company than stockholders with smaller holdings.

We are controlled by a small number of principal stockholders who may engage in acts that may not be in the interests of our stockholders with smaller holdings. Barry Schwartz and Lisa Bershan, who are officers and directors of the Company, together own 50.75% of our outstanding common stock. In addition, the following stockholders, none of whom are affiliates of the Company, own the following percentages of our outstanding common stock: Nortia Capital Partners owns 6.5% (exclusive of options and warrants), Lee James Wagner owns 5.42%, Eckard Kirsch owns 6.43% and Verdmont Capital owns 5.08%. It is likely that these officers, directors and principal stockholders will have a significant influence on the election of our directors and on our management, operations and affairs, with the ability to prevent or cause a change in control of the Company.

There currently is not a market for our shares, and a trading market for our shares may not develop.

The NASD recently approved our common stock for quotation on the OTC Bulletin Board (the "OTCBB"), and our trading symbol is "AAPT." However, there is currently no trading market for our common stock, and investors should assume that there will be no market into which they will be able to sell their shares. This current and possible future lack of a market also may prevent investors from selling their shares when they wish to do so, and investors may not be able to use our shares as collateral for a loan or other matter. Further, any trading market that may develop in the future will have very limited liquidity.

Even if a trading market for our shares develops, stock prices may be volatile.

It is currently anticipated that, even if a trading market for our shares does develop, the price of our common stock will be low and also may be volatile. Many brokerage firms may not be willing to effect transactions and may not deal with low priced securities, as it may not be economical for them to do so. This could have an adverse effect on developing and sustaining a market for our securities. If a market does develop, trading in the common stock, if any, will occur in the over-the-counter market.

Even if a market for our shares develops, our common stock may be subject to penny stock regulation.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Generally, penny stocks are equity securities with a price of less than $5 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system). Even if a market for the common stock develops, if our shares are traded for less than $5 per share, the shares will be subject to the SEC's penny stock rules unless (1) our net tangible assets exceed $5,000,000 during the first three years of continuous operations or $2,000,000 after our first three years of continuous operations; or (2) we have had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Even if a market for our shares develops, our shares may be subject to the penny stock rules and holders of the shares may find it difficult to sell them.

We have not and do not anticipate paying dividends in the foreseeable future.

We have not paid any cash dividends to date with respect to our common stock. We do not anticipate paying dividends on our common stock in the foreseeable future since we will use all of our earnings, if any, to finance expansion of our operations. However, we are authorized to issue preferred stock and may in the future pay dividends on the preferred stock that may be issued.

Compliance with corporate governance and public disclosure regulations may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations issued by the SEC, are creating uncertainty for companies. In order to comply with these laws, we may need to invest substantial resources to comply with evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

                    ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 16501 Ventura Blvd., Suite 514, Encino, California 91436. Our offices consist of approximately 3,434 square feet of office space that we leased for $61,297 for the first year of the lease, plus our share of certain building expenses. Rent increases each year, with rent of $87,870 for the current year and rent of $98,372 in the last year of the lease. The lease term began on February 15, 2005 and expires on June 14, 2010. We believe that our current office premises are sufficient to meet our foreseeable needs. We currently do not intend to purchase any real property.

We also currently lease space in a warehouse located at 5002 S. 169 Hwy, St. Joseph, MO 64506. This lease term began on March 8, 2006 and expires on September 7, 2007. The space we occupy in the warehouse originally consisted of approximately 9,000 square feet of warehouse space that we leased for $2,850 per month for the first 3 months of the lease. An addendum to the lease was entered into in June 2006 to lease an additional 8,000 square feet for $2,533.33 per month, starting with the July 2006 payment, bringing the total lease payment to $5,383.33 per month for approximately 17,000 square feet of warehouse space, plus our share of certain building expenses. We believe that our current warehouse premises are sufficient to meet our foreseeable needs.

We also currently lease equipment located in our leased space of the warehouse. The equipment lease term began on March 8, 2006 and expires on March 7, 2009 with an option to purchase the equipment for $202,350 at any time prior to February 9, 2009. The monthly rent for the first 36 months is $5,550, and the monthly rent for the 37th month, or the last month of the equipment lease is $2,550. The equipment lease is for equipment used to package our products. The terms of the warehouse lease provide that a default on the equipment lease will constitute a default on the warehouse lease.

                       ITEM 3. LEGAL PROCEEDINGS

The Company is currently not party to any legal proceedings.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                              PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our registration statement on Form SB-2, which included the registration of all of the then currently issued and outstanding shares of common stock by the selling shareholders, became effective on January 26, 2007 (Commission File No. 333-135283). Because the Company has had difficulty in raising adequate funds, the Company has not yet updated this Registration Statement, and it no longer contains timely financial statements. The Company intends to update this Registration Statement as soon as possible.

Although the Company's common stock was approved for trading on the OTC Bulletin Board effective May 7, 2007, the Company's common stock is not yet trading.

On July 17, 2007, the approximate number of our shareholders of record was seventy-four.

Dividend Policy

We have not paid any cash dividends to date with respect to our common stock. We do not anticipate paying dividends on our common stock in the foreseeable future since we will use all of our earnings, if any, to finance expansion of our operations. However, we are authorized to issue preferred stock and may in the future pay dividends on the preferred stock that may be issued.

The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

Securities Authorized for Issuance Under Compensation Plans

There are currently no securities authorized for issuance under any compensation plan.

Recent Sales of Unregistered Securities

Between November 2004 and March 2005, we issued forty shares of our common stock to two persons for $565,000. In January 2006, we redeemed these forty shares from the two investors in exchange for 56,500 shares of Series A Preferred Stock of the Company. These transactions were executed in reliance on applicable exemptions from registration available under Section 4(2) of the Securities Act.

Under an agreement reached with Nortia Capital Partners, Inc. ("Nortia"), we received $50,000 in November 2005 and an additional $50,000 in January 2006 through the issuance to Nortia of 750,000 shares of our common stock, and warrants to purchase 500,000 shares of our common stock at an exercise price of $.50 per share. These warrants expire on November 30, 2007. The Company also granted Nortia certain preemptive rights to purchase securities in future offerings. These transactions were executed in reliance on applicable exemptions from registration available under Section 4(2) of the Securities Act.

Between December 2005 and January 2006, the Company sold $125,000 of convertible promissory notes to four subscribers in a private placement. These subscribers subsequently converted these notes into 316,667 shares of our common stock, and warrants to purchase 79,167 shares of our common stock. The exercise price for these warrants is $.50 per share. These warrants expire in June 2010. These transactions were executed in reliance on applicable exemptions from registration available under Section 4(2) of the Securities Act.

In May 2006, we completed a private placement of 3,094,000 shares of our common stock at $.50 per share. We raised approximately $1,378,132 in net proceeds from this placement. These sales were completed in reliance on exemptions from registrations under Section 3(b) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements contained in this report that are not purely historical are forward-looking statements. "Forward-looking statements" include statements regarding our expectations, hopes, intentions, or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

Summary of the Company and its Current Status

As described herein, we produce, market and sell super-premium dog food primarily through supermarkets and grocery stores under the brand name BowWow Breakfast Cereal[TM], which we refer to in this Annual Report as BowWow Breakfast. The Company has never operated at a profit, and is currently under significant financial strain primarily because as of July 17, 2007 it had limited operating funds of less than $10,000. The Company's total sales for the first six months of 2007 were approximately $55,000. The lack of significant sales results from the fact that the Company does not have the funds necessary to manufacture any of its products, and it does not have any funds to market its products or to pay any other costs necessary to place its products in stores where they can be sold.

The Company's Business Model

We produce, market and sell super-premium dog food primarily through supermarkets and grocery stores under the brand name BowWow Breakfast Cereal[TM], which we developed and targeted specifically for the morning meal. The product forms and packaging are designed as a breakfast cereal. We currently offer three breakfast cereal products under the BowWow Breakfast brand.

We plan to formulate a variety of other product concepts in addition to the BowWow Breakfast brands. We intend to expand by offering additional packaging alternatives with our existing flavors (e.g. variety pack of the four ounce dog food boxes, a 128 ounce jumbo box of dog food and eight and twenty pound bags of dog food for mass merchants). Although we have initially focused on commercializing existing product concepts, we also intend to explore opportunities to expand within existing product categories and to create new product lines. Each of these new initiatives will require substantial capital to undertake and implement, and we have not identified or received commitments from any sources of capital.

We contract with one non-affiliated dog food manufacturer and one non-affiliated box packager to prepare our products in accordance with strict quality assurance and quality control standards. We currently maintain arrangements with parties that have experience producing and warehousing dry pet food products, and we require that these parties use strict ingredient and processing standards for the production of our brands. For example, when we produce the BowWow Breakfast brands, one of our employees is present at the manufacturing facility to supervise production, and to test the quality and ingredients of the dog food.

We intend to generate revenue from the sales of super-premium dog food products to our supermarket and grocery store customers, which we refer to in this section as retail customers. Our revenue arrangements with our retail customers often include sales incentives and other promotional costs such as coupons, volume-based discounts and off-invoice discounts. In addition, we may pay "slotting fees," which are fees paid based on an oral arrangement with a retail customer to have our products placed on its shelves. Slotting fees are a one-time fee paid to a retail customer. Additional slotting fees may be incurred with a retail customer in the future if additional products are sold through that retail customer. As we continue to build out our distribution network, we anticipate incurring additional slotting fees. We record slotting fees as a reduction of gross sales. We do not currently have sufficient funds to pay the slotting fees necessary to shelve our products with retail customers at a level necessary to sustain our operations or generate revenue.

Results of Operations for Year Ended December 31, 2006 compared with Year Ended December 31, 2005

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2006 included in this Annual Report.

For the twelve month period ended December 31, 2006, there was an increase (as a percentage of sales) in both cost of products shipped and in spoilage. Both increases were mainly due to the decrease in volume during the period in comparison to the year ended December 31, 2005. The Company was unable to keep its costs for products shipped as low as in prior periods due to lower quantities ordered. In addition, due to these decreased shipments, more product than usual became stale (over 1 year) and was disposed of, and a significant amount of exterior packaging was recycled due to a change in product ingredients.

Our other operating expenses consist of:

     * Sales and marketing expenses, which includes shipping costs related to manufactured products and advertising costs;

     *       spoils expenses related to manufactured products;

     *       general and administrative expenses;

     *       interest expense; and

     *       depreciation and amortization expense.

Since our founding, we have incurred high costs while generating low revenues. As a result, we have historically experienced large operating losses and negative cash flow. At December 31, 2006 and December 31, 2005, we had a working capital deficit of $2,456,364 and $1,228,153, respectively, and a shareholder deficit of $1,969,888 and $1,071,059, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense. We believe that our revenue growth and future profitability will depend on the success of our marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Net sales for the year ended December 31, 2006 were $182,986 compared to $38,611 in the comparable period in 2005. Net sales consist of sales, net of discounts, offset by slotting and sales incentive fees. Sales, net of discounts, decreased in the year ended December 31, 2006 to $361,466 from $467,281 in the comparable period in 2005. This decrease occurred due to a longer than expected delay in delivering our products onto the shelves of supermarkets, and changes in our sales volume due to corporate restructuring that occurred at one of our customers. Slotting fees decreased net sales by $178,480 for the year ended December 31, 2006 compared to $428,670 in the comparable period in 2005. The positive effect of slotting fees during the year ended December 31, 2006 resulted from our settlement with a major customer as a result of the customer's inability to deliver shelf space and outlets due to its being restructured as a result of its acquisition in December 2005. Consequently, the customer forgave $219,535 of previously accrued slotting fees. This adjustment was recorded as a reduction to slotting fees.

Cost of goods sold was $288,719 for the year ended December 31, 2006 compared to $250,869 in the comparable period in 2005. The increase in cost of goods sold was due to decreased sales volume, resulting in the Company's inability to keep costs for products shipped as low as in prior periods.

The components of cost of goods sold for each period are as follows:

                                December 31, 2006  December 31,2005
     Freight In                     $  4,465           $  2,518
     Fulfillment                      22,316             35,770
     Cost of products shipped        252,200            203,235
     Spoilage                          9,738              9,346
     Total cost of goods sold       $288,719           $250,869

Operating expenses were $2,406,733 for the year ended
December 31, 2006 compared to $1,233,760 in the comparable period in 2005. Of this increase, general and administrative expenses were $1,851,766 for the year ended December 31, 2006 versus $870,456 in the comparable period in 2005. The increase in these expenses is primarily the result of an increase of general and administrative expense resulting from an increase in sales and office personnel. In addition, interest expense for the year ended December 31, 2006 totaled $117,632 as compared to $107,796 in the comparable period in 2005. The increase in interest expense for the year ended December 31, 2006 was due to accrued interest relating to $465,000 in related party and $325,000 in third party loans and convertible notes in an aggregate amount of $145,000.

Also included in our increased operating expenses between fiscal 2005 and fiscal 2006 was an increase in our sales and marketing costs, from $255,508 in 2005 to $406,794 in fiscal 2006. This increase is primarily the result of our increased marketing and sales efforts in 2006, post delivery spoilage costs of approximately $31,870 and the hiring of marketing consultants in 2006. During 2006, we exerted significant efforts to advertise, market and sell our product, including efforts to encourage retail customers to carry the BowWow Breakfast brand.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $2,513,266 and a negative cash flow from operations of $1,521,895 for the year ended December 31, 2006, and had a working capital deficiency of $2,456,364 and a stockholders' deficiency of $1,969,888 at December 31, 2006. These matters raise substantial doubt about our ability to continue as a going concern.

In their report in connection with our 2006 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $2,513,266 and a negative cash flow from operations of $1,521,895 for the year ended December 31, 2006, and a working capital deficiency of $2,456,364 and a stockholders' deficiency of $1,969,888 at December 31, 2006, there was substantial doubt about our ability to continue as a going concern.

Our principal sources of liquidity have been sales of equity securities and borrowings. To meet our current requirements to operate, the Company is currently attempting to undertake the sale of some of its common shares to raise these funds. There are currently no commitments or other known sources for this funding. If these funds are obtained, our principal uses would be to meet our debt service requirements, marketing and advertising expenditures, slotting fees and operating expenses. Until cash generated from operations is sufficient to satisfy our future liquidity requirements, we are investigating purchase order and slotting funding from different sources. In addition, we will be looking to seek additional funds through the issuance of additional equity with another round of funding. There are currently no commitments or other known sources for this funding. If these funds are obtained, it would result in additional dilution to our stockholders. Financing may not be available in the future in amounts or on terms acceptable to us, if at all.

In December 2005, we sold convertible promissory notes for approximately $25,000, and an additional $100,000 in January 2006 which resulted in $120,335 being raised net of related offering costs. In November 2005, we entered into an agreement with Nortia Capital Partners, Inc., under which we received an additional $50,000 in December 2005 and $50,000 in January 2006. Between January and April 2006, we sold 3,094,000 shares of common stock at $.50 per share, for $1,547,000, and raised approximately $1,327,132 net of related offering costs.

As of July 17, 2007, the Company had less than $10,000 in operating funds, and it is in need of substantial, immediate funding in order to continue operating. If the Company does not receive immediate capital infusions by the beginning of the fourth quarter of 2007, the Company will at least have to limit its operations severely, and it may not be able to survive.

Debt Service

On April 27, 2004, we entered into a one-year note payable agreement to borrow $150,000 at 10% interest from an individual. As a condition of entering into the note we were also required to pay additional fees totaling $50,000 upon maturity of the note. We considered this amount to be additional interest and, accordingly, recorded it as expense using the effective interest method over the term. We paid $1,000 of interest during the note term, and on April 27, 2005, the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees. The additional fees were also accrued as interest expense using the effective interest method. We made payments aggregating $18,000 during the new term and on September 30, 2005 became in default of this obligation. There were no penalties assessed on the Company as a result of this default, and the Company received a waiver from the noteholder. In addition, there were no cross-default provisions triggered by this default. On December 31, 2005 all accrued interest was recorded to reflect the total unpaid obligation of $232,000. Accrued interest in the amount of $28,258 and $5,824 is included in interest payable at December 31, 2006 and 2005, respectively. We made three payments totaling $12,500 during the year ended December 31, 2006.


On September 15, 2005, the Company commenced a private placement offering of convertible notes payable to raise up to $500,000. The Company raised $20,000 in 2005 from notes that accrued interest at 6% and are due on March 14 and March 28, 2007. Prior to the repayment in full of all principal and interest due under the notes, the note holder has the option to convert all of the principal amount of the note, including the amount of accrued interest, into the same securities and/or other consideration being acquired by investors in a subsequent financing, as defined, at a conversion rate at $0.65 per share. The note holders received warrants to purchase an additional 15,384 shares of common stock at an exercise price of $1.00 per share. Accrued interest in the amount of $1,552 is included in interest payable at December 31, 2006.

The note was incorrectly accounted for in 2005, and as a result, was improperly accounted for as equity in the financial statements for the year ended December 31, 2005. A Black Scholes calculation determined the value of the warrants was $57 at December 31, 2005. This amount was deemed immaterial, thus negating the need to restate the financial statements for the year ended December 31, 2005.

On October 25, 2005, the Company entered into a related party loan with a relative of a shareholder in the amount of $50,000. The loan accrues interest at 20% per annum and was due in a lump sum of principal and accrued interest on April 26, 2006. On April 21, 2006, this note was extended for an additional 60 days. Accrued interest in the amount of $11,863 and $1,863 is included in interest payable at December 31, 2006 and 2005, respectively. On June 26, 2006, this note was extended until December 31, 2007.

On November 29, 2005, the Company commenced a private placement offering of convertible notes payable. As of December 31, 2005, we had issued one note to an investor totaling $25,000 under the convertible notes payable offering. In January 2006, an additional $100,000 was subscribed and cash received. The notes carried interest at 8% and were due one-year from the closing. These notes also provided the note holder with the option to convert any or all of the principal amount of note, including the amount of accrued interest, into the same securities and/or other consideration being acquired by investors in a subsequent financing, as defined, at a conversion rate equal to 80% of the price paid by the investors in the subsequent financing. This below market conversion rate resulted in a beneficial conversion feature of $31,250 for these notes, which was reflected as a debt discount. At the time of issuance of the shares based on the conversion option, note holders were to receive a warrant to purchase a number of shares of our common stock equal to 25% of the number of conversion shares. In March 2006, the note holders elected to convert the debt and all accrued interest to 316,667 shares of common stock. In addition, each converting holder received two-year warrants exercisable at $.50 per share of common stock. The total number of shares of our common stock underlying these warrants is 79,167. The Company recorded additional expense of $9,089 related to these warrants calculated using the options pricing model.

On August 29, 2006, the Company entered into a related party loan with an officer in the amount of $25,000. The loan accrues interest at 15% per annum and is due on demand. Accrued interest in the amount of $1,259 is included in interest payable at December 31, 2006. On June 26, 2006, this note was extended for an additional 18 months. The Company made payments of $10,000 during the period ended December 31, 2006.

During the fourth quarter of 2006, the Company entered into loans with a shareholder in the aggregate amount of $400,000.
The loans accrue interest at 15% per annum and are due on demand. Accrued interest in the amount of $8,630 is included in interest payable at December 31, 2006.

During 2006, the Company borrowed additional funds of $87,500 from unrelated individuals to fund current operations. The notes are due on demand and accrue interest at 15% per annum. Accrued interest in the amount of $3,702 is included in interest payable at December 31, 2006. The Company made payments of $2,000 during the period ended December 31, 2006.

Historical Trends

Cash Flows from Operating Activities. We used $1,521,895 of cash flows from operating activities during the year ended December 31, 2006 compared to $508,670 in the comparable period in 2005.

Cash Flows from Investing Activities. Cash used from investing activities totaled $35,501 during the year ended December 31, 2006 compared to $5,016 in the comparable period in 2005. The primary use of this cash was for capital expenditures.

Cash Flows from Financing Activities. Cash provided by financing activities totaled $1,557,396 and $423,044 for the year ended
December 31, 2006 and 2005, respectively. The primary sources of cash for the year ended December 31, 2006 were proceeds from sale of common stock of $1,313,132 net of costs, and proceeds from short-term debt of $493,000.

Capital Expenditures

Capital expenditures were $35,501 for the year ended December 31, 2006 compared to $5,016 in the comparable period in 2005. Capital expenditures were primarily used to purchase office equipment for the Company's headquarters and the construction of a website. At the end of fiscal 2005, contractual commitments for capital purchases were not material. While fiscal 2007 capital expenditures are expected to increase slightly, this increase is not expected to be material.

As of July 17, 2007, the Company had less than $10,000 in operating funds, and it is in need of substantial, immediate funding in order to continue operating. If the Company does not receive immediate capital infusions by the beginning of the fourth quarter of 2007, the Company will at least have to limit its operations severely, and it may not be able to survive. The Company intends to use all of the capital it receives in the future to complete and fund its operations, to pay for expanded marketing, advertising and promotional activities, for additional grocery store placement fees (slotting allowances) and for working capital purposes, including accounting, audit and legal expenses for SEC filings and other matters. These items indicate our present estimate of our use of any capital we raise; however, we may reallocate the proceeds or utilize the proceeds for other business purposes. The actual expenditures may vary from these estimates because of a number of factors, including whether we obtain additional funding, what other obligations we have incurred, the amount of sales of our products and other matters. The amount of capital that we will need in the future will depend on many factors, including:

     *       our relationship with manufacturers and
             customers;

     *       the market acceptance of our products;

     * the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

     *       expansion of our business;

     *       price discounts on our products to our customers;

     * our pursuit of strategic transactions, including acquisitions, joint ventures and capital investments;

     * the levels of inventory and accounts receivable that we maintain; and

     *       our entrance into new markets.

The Company leases certain equipment under agreements classified as capital leases. The leases were recorded to reflect the present value of the net minimum lease payment, at acquisition date, using an interest rate of 16.62%. In March 2006, one of the leases was restated with slightly modified terms resulting in a reduction of the liability by approximately $9,000. This adjustment was reflected as of December 31, 2006.

Years Ending December 31,
2007                                                     $  66,600
2008                                                     $  66,600
2009                                                     $  13,650
2010                                                     $    -
Total                                                    $ 146,850

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in equal to or in excess of one year) as of December 31, 2006 are as follows:

Years Ending December 31,
2007                                                     $  95,178
2008                                                     $  94,332
2009                                                     $  97,161
2010                                                     $  41,557
Total                                                    $ 328,228
Inflation has not had a significant impact on our revenue and operations.

New Accounting Pronouncements

References to the "FASB", "SFAS" and "SAB" in this Prospectus refer to the "Financial Accounting Standards Board", "Statement of Financial Accounting Standards", and the "SEC Staff Accounting Bulletin", respectively.

In December 2004 the FASB issued SFAS No. 123(R) which revised SFAS No. 123 to require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement. The statement was effective for small business issuers on January 1, 2006. The Company has adopted the requirements of SFAS No. 123(R) beginning in fiscal 2006. The Company has no options outstanding through December 31, 2006.

In November, 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs." This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and re-handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement became effective for the Company in the first quarter of 2006 and the adoption did not have a material effect on results of operations, financial position or cash flows.

In December 2004, the FASB issued Statement No. 153 (SFAS 153), Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29. SFAS 153 is effective for non-monetary transactions occurring in fiscal periods beginning after June 15, 2005. SFAS 153 generally will no longer allow non- monetary exchanges to be recorded at book value with no gain being recognized. Non-monetary exchanges will be accounted or at fair value recognizing any gain or loss, if the transactions meet a commercial substance criterion and fair value is determinable. To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the exchange. The
Company adopted SFAS 153. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In May 2005, the FASB issued SFAS No. 154, which establishes new standards on accounting for changes in accounting principles.
Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements.
FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 January 1, 2007. The adoption did not have a material effect on results of operations, financial position or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on the Company's results of operations, financial position or cash flows.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determination allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.


Critical Accounting Policies and Estimates

In preparing our financial statements in accordance with U.S. GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, income taxes, stock option and stock warrant valuations. We believe these accounting policies, and others set forth in Note 1 to the Consolidated Financial Statements, should be reviewed as they are integral to understanding the results of operations and financial condition of the Company. In some cases, these policies simply represent required accounting. In others, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. Due to the nature of our business, these estimates generally are not considered highly uncertain at the time of estimation, meaning they are not expected to result in changes that would materially affect our results of operations or financial condition in any given year.

Accounts Receivable and Allowances for Uncollectible Accounts

Our credit transactions with our customers are based on their stability and financial history. Management has determined that a specific reserve for bad debt is unnecessary at this time, since we regularly evaluate the collectibility of our trade receivable balances and have encountered no problems with past due balances.
If circumstances related to specific customers deteriorate, our estimates of the recoverability of receivables associated with those customers could materially change.

Inventories

Our inventory is valued at the lower of cost market value and maintained on the first-in, first-out method. It consists of finished goods, raw materials and packaging supplies. We constantly monitor inventory spoilage. Product received by our customers that is damaged, is expensed in sales and marketing. Spoilage for raw materials being stored pending orders is included in costs of goods sold.

Revenue Recognition, Sales Incentives and Slotting Fees

Our revenue transactions represent sales of inventory, recognized when title, ownership and risk of loss transfer to the customer, which generally is on the date of shipment. A provision for payment discounts and product return allowances is recorded as a reduction of sales within the same period that the revenue is recognized. A provision for slotting fees, which is an oral arrangement pursuant to which the retail grocer allows our products to be placed on the store's shelves in exchange for a fee, is also recorded as a reduction of sales within the same period that the revenue is recognized. We offer sales incentives to customers and consumers through various programs, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons. The cost of these programs is recognized as incurred and recorded as a sales and marketing expense. Given the nature of our business, revenue recognition practices do not contain estimates that materially affect results of operations.

Income Taxes

Our annual tax rate is determined based on our income (loss), statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. The company has a deferred tax asset which related to its net operating loss carry-forward. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the carry-forward periods. Management has established an aggregate valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations. Our accounting represents management's best estimate of future events that can be appropriately reflected in the accounting estimates.

Spoils Costs

Expenses for spoils that are incurred after our products are received by our customers are included in sales and marketing expense. Expenses for spoils that occurred while raw materials were stored pending orders are included in cost of goods sold. The Company incurred $31,870 for spoils at the customers' premises during the twelve-month period ended December 31, 2006, and no expenses for the year ended December 31, 2005. In addition, the Company incurred $9,738 and $9,346 for spoils of raw materials during the twelve-month period ended December 31, 2006 and for the twelve-month period ended December 31, 2005, respectively. There has been no reserve recorded.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Going Concern

Our independent registered public accountant's audit report on the financial statements at December 31, 2006 include an explanatory paragraph stating that because we have incurred a net loss of $2,513,266 and a negative cash flow from operations of $1,521,895 for the year ended December 31, 2006, and a working capital deficiency of $2,456,364 and a stockholders' deficiency of $1,969,888 at December 31, 2006, there is substantial doubt about our ability to continue as a going concern. The Company is dependent upon outside financing to continue operations. Without an immediate capital infusion in the near future, and without significantly substantial infusion of capital within a short time thereafter, the Company may be forced to limit its operations severely, and it may not be able to survive. Ultimately, our ability to continue to finance our operations and research and development efforts, as well as profitability, will depend on our ability to generate sufficient revenue from the sales of our products.

                  ITEM 7. FINANCIAL STATEMENTS

Information regarding our Financial Statements appears on pages F-1 through F-16 under the caption "Balance Sheet," "Statement of Operations," "Statement of Shareholders" Equity," "Statement of Cash Flows" and "Notes to Financial Statements."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

None.

                 A. ITEM 8A. CONTROLS AND PROCEDURES

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Our Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. The CEO has concluded that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of
1934) do not adequately meet intended objectives and are not effective as of December 31, 2006. This deficiency consists primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. We understand the importance of strong internal controls and procedures and are currently in the process of developing a plan to address these issues. We intend that the basic framework of our plan will encompass the following processes:

Maintaining a strong internal control environment. Prior to December 31, 2007, we intend to design and implement written internal control policies and procedures. We will monitor these internal controls through self assessments conducted by senior management, and if necessary we will take appropriate action to correct any identified control deficiencies.

Executing financial stewardship. We intend to maintain internal control polices that will be communicated to all employees to ensure that employees understand their fiduciary responsibilities to shareholders. This ongoing effort will encompass financial discipline in strategic and daily business decisions, and will bring particular focus on the maintenance of accurate financial reporting and effective controls through process improvement, skill development and oversight.

Encouraging strong and effective corporate governance from our Board of Directors. By December 31, 2008, we intend to establish a board of directors that meets applicable independence standards, and we intend to establish an audit committee comprised of independent directors with sufficient financial knowledge and experience. The Company intends to review significant accounting policies, financial reporting and internal control matters with this committee, and will encourage this committee to have independent discussions with our external auditors.

Communicating expectations to employees. Every employee will receive a copy of the Company's Employee Handbook (the "Handbook"), which sets forth the Company's commitment to high ethical standards, and every employee will receive training regarding the information in the Handbook. All employees will be held accountable for compliance with the policies set forth in the Handbook, and will be informed of the methods through which they can report any perceived violations of such policies.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                      ITEM 8B. OTHER INFORMATION

None.


                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table identifies the directors and executive officers of All American Pet Company, Inc.

Name              Age     Positions Held With The Company         Director Since
--------------    ---     -------------------------------------   --------------
Barry Schwartz    60      President; Chief Executive Officer;      February 2003
                          Director

Lisa Bershan      48      Executive Vice President; Secretary;     February 2003
                          Director

The principal occupations of each of our executive officers and directors for at least the past five years are as follows:

Barry Schwartz, age 60, has served as President, Chief Executive Officer and a director of the Company since its inception in 2003. Mr. Schwartz is a senior retail and operations executive with more than 30 years of experience in consumer durables and food. From 1995 to 1997, Mr. Schwartz served as the President of Chorus Line Corp., where he helped launch a concept apparel chain for an apparel manufacturer. From 1997 to 1999, Mr. Schwartz served as the Vice President of Cache, Inc., where he was responsible for the Company's profit and loss performance for the Northeast, Atlantic and Midwest territories. From 2000 to the Company's inception in 2003, Mr. Schwartz served as the President and Chief Executive Officer of Whizgrill, Inc., a quick service, casual dining restaurant chain. Mr. Schwartz created an upscale fast food concept that was competitive with other fast food chain stores.

Lisa Bershan, age 48, has been Executive Vice President, Secretary and a director of the Company since its inception in 2003. In 1978, Ms. Bershan founded Incredible Edibles, a chain of gourmet stores which she sold in 1986 to Piedmont Specialty Foods. Ms. Bershan was the President and Chief Executive Officer of Incredible Edibles during this time and also served on its Board of Directors. From 1986 to 1994, Ms. Bershan served as Vice President and Director of Sales with Piedmont Specialty Foods where she helped launch numerous snack food products into major supermarket chains. In 1994, Ms. Bershan founded Lisa's Gourmet Snacks, where she served as President and Chief Executive Officer and marketed unique foods including the first baked chips under the Lisa's Incredible Edibles brand. In 1999, she founded Java Joint Candies, a unique caffeine enhanced product and served as its President and Chief Executive Officer until 2001. Ms. Bershan was not employed between 2001 and the time she founded the Company in 2003.

Family Relationships

Mr. Schwartz and Ms. Bershan are married.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Because the Company was not subject to the Section 16(a) filing requirements during the year ended December 31, 2006, its officers, directors and holders of more than 10% of the Company's common stock did not file any Section 16(a) reports during this period.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer and acting principal accounting officer or persons performing similar functions (as well as our other employees, if any, and directors). The Company undertakes to provide any person without charge, upon request, a copy of such code of ethics. Requests may be directed to All American Pet Company, Inc., 16501 Ventura Boulevard, Suite 514, Encino, CA 91436, Attn: Barry Schwartz.

Audit Committee

Presently we do not have an audit committee of the Board of Directors. At this time, the entire board of directors operates as the audit committee. We intend to establish an audit committee and such other committees as we deem appropriate when our resources are sufficient to cover the additional costs associated with such committees. When the audit committee is formed, we intend to have a designated audit committee "financial expert" who will be responsible for reviewing the results and scope of the audit and other services provided by the independent auditors, and will review and evaluate the system of internal controls.

Nominating Procedures

The Company currently does not have procedures through which security holders may recommend nominees to the Company's Board of Directors. It intends to create such procedures in the future.

                   ITEM 10. EXECUTIVE COMPENSATION

                     Summary Compensation Table

The following table includes all compensation earned by each of the Company's named executive officers during the fiscal years ended
December 31, 2006 and December 31, 2005.

                                                                          Long Term Compensation
                                                              -----------------------------------------------
                                  Annual Compensation                 Awards                    Payouts
                             -------------------------------  -----------------------  ----------------------
                                                                           Securities
                                                                           Underlying
                                                   Other      Restricted    Options/     LTIP     All Other
Name and Principal  Fiscal   Salary     Bonus      Annual        Stock       SARs     Payouts   Compensation
     Position        Year    ($)(1)     ($)(2)  Compensation  Awards ($)       (#)        ($)         ($)
------------------  ------   ------     ------  ------------  ----------   ----------  -------   ------------
Barry Schwartz       2006    $121,153     -0-       -0-           -0-          -0-        -0-         -0-
President; Chief
Executive Officer;
Director             2005    $150,000(3)  -0-       -0-           -0-          -0-        -0-         -0-

Lisa Bershan         2006    $155,769     -0-       -0-           -0-          -0-        -0-         -0-
Executive Vice
President;
Secretary; Director  2005    $150,000(4)  -0-       -0-           -0-          -0-        -0-         -0-

(1) The dollar value of base salary (cash and non-cash) estimated to be received.

(2) The dollar value of bonus (cash and non-cash) to be received during the year indicated.

(3) Includes $98,077 of salary deferred by Mr. Schwartz at fiscal year ended December 31, 2005. This deferral was later forgiven in the first quarter of fiscal year ended December 31, 2006.

(4) Includes $92,308 of salary deferred by Ms. Bershan at fiscal year ended December 31, 2005. This deferral was later forgiven in the first quarter of fiscal year ended December 31, 2006.

Stock Option Plans, Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

We have no stock option plan, employee retirement plan, long-term incentive plan or pension plan. We have not granted any stock options to any of our executive officers, directors or employees.

Compensation of Current Directors

Our directors do not receive any compensation for serving on our board. However, they are reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company. Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We do not have any written employment contracts with respect to any of our directors, officers or other employees. We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment or from a change-in-control of the Company or a change in an executive officer's responsibilities following a change-in-control.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 17, 2007 with respect to each person who owned of record as of that date, or is known to the Company to own beneficially, more than 5% of the outstanding shares of common stock, with respect to each executive officer and director of the Company and by all executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and address of beneficial        Amount and Nature       Percent
owner                                Of Beneficial Owner      of Class
------------------------------       -------------------      --------
Barry Schwartz                          3,740,000              25.34%
16501 Ventura Blvd.
Suite 514
Encino, California 91436

Lisa Bershan                            3,750,000              25.41%
16501 Ventura Blvd.
Suite 514
Encino, California 91436

All named executive officers
and directors as a group
(two people)                            7,490,000              50.75%

Nortia Capital Partners, Inc. (1)       1,250,000               8.47%
400 Hampton Ct.
Alpharetta, GA 30004

Lee James Wagner (2)                      800,000               5.42%
430 Edgewood Rd.
San Mateo, CA 94402

Eckard Kirsch                             950,000               6.43%
Verlaengerte Triebstr. 1
68542 Heddesheim, Germany

Verdmont Capital                          750,000               5.08%
Josef-Reiert-Strabe 4
69190 Walldorf, Germany

(1)  Includes 500,000 shares of common stock underlying warrants.
     Nortia Capital Partners, Inc. acts as an advisor to the Company. Nortia has advised the Company with regard to its activities in raising capital, capital structure, the procurement of investment banking, legal and accounting firms, general business issues, all aspects of guiding the Company through the registration process, and the issues the Company has faced as a public company.

(2) Includes 400,000 shares of common stock held by Wagner Resources, an entity controlled by Mr. Wagner. The number of shares does not include 50,000 shares owned by each of Mr. Wagner's four children for an aggregate of 200,000 shares to which Mr. Wagner disclaims beneficial ownership.

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                       AND DIRECTOR INDEPENDENCE

Nortia Capital Partners, Inc. acts as an advisor to the Company. Though not an affiliate of the Company, Nortia has advised us regarding our capital raising activities, our capital structure, the procurement of investment banking, legal and accounting firms, general business issues, aspects of the registration process, and the issues the Company has faced as a public company. Nortia currently owns 750,000 shares of our common stock, and warrants to purchase 500,000 shares of our common stock, which is considered to be 8.47% beneficial ownership of our common stock.

In May 2003, the Company borrowed $20,000 pursuant to a promissory note issued to an individual. The note provided for interest at 8% per annum, and for the delivery of warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $.01 per share. In February 2004, Barry Schwartz and Lisa Bershan agreed to assume all obligations under this note, and were under the understanding that the creditor had agreed to release the Company from any obligations under the note. In September 2006, the creditor approached the Company for the repayment of the loan, and claimed that he had never released the Company. On November 3, 2006, a settlement was reached by which the creditor would receive $20,000 and 10,000 shares of the Company's common stock as full satisfaction of all the obligations under the note. Mr. Schwartz agreed (i) to transfer to the creditor 10,000 shares of the Company's common stock owned by Mr. Schwartz, and
(ii) to reduce by $20,000 the amount he is owed by the Company for prior salary accrued, and the Company paid this $20,000 to the creditor.

On October 25, 2005, the Company entered into a loan with Rita Bershan, the mother of Lisa Bershan, the Executive Vice President, Secretary and a Director of the Company, in the amount of $50,000. The loan carries interest at 20% and was due in a lump sum of principal and accrued interest on April 26, 2006. On April 21, 2006, this note was extended for an additional 60 days. On June 26, 2006, this loan was extended until December 31, 2007 at an interest rate of 20%.

On August 29, 2006, the Company entered into a related party loan with Mr. Schwartz in the amount of $25,000. The loan accrues interest at 15% per annum and is due on demand. Accrued interest in the amount of $1,259 is included in interest payable at December 31, 2006. On June 26, 2006, this note was extended for an additional 18 months. The Company made payments of $10,000 during the period ended December 31, 2006.

During the fourth quarter of 2006, the Company entered into loans in the aggregate amount of $400,000 with Mr. Eckard Kirsch, a shareholder who owns 6.43% of the Company's common stock. The loans accrue interest at 15% per annum and are due on demand.

Director Independence

Our Board of Directors is made up of Barry Schwartz and Lisa Bershan, who also serve as the Company's Chief Executive Officer and Executive Vice President, respectively. Because we intend that our common stock will be traded on the Over-the Counter Bulletin Board (the "OTCBB") in the future, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). At this time, the Board has determined that none of its employee directors are independent under the above definition. We do not list that definition on our Internet website.

                            ITEM 13. EXHIBITS

The following is a complete list of Exhibits filed as part of this annual report.

Number    Description
------    -----------

2.1+ Agreement and Plan of Merger of All American Pet Company Inc., a New York corporation and All American Pet Company, Inc., a Maryland corporation, effective as of January 23, 2006.

3.1+ Certificate of Incorporation filed with the New York Secretary of State on February 14, 2003.

3.2+ Certificate of Amendment To The Certificate of Incorporation filed with the New York Secretary of State on January 26, 2006.

3.3+ Articles of Incorporation filed with the State of Maryland Department of Assessments and Taxation on January 4, 2006.

3.4+      Articles Supplementary filed with the State of Maryland
          Department of Assessments and Taxation on January 11, 2006.

3.5+ Certificate of Merger filed with the New York Secretary of State on January 27, 2006.

3.6+ Articles of Merger filed with the State of Maryland Department of Assessments and Taxation on January 27, 2006.

3.7+      Bylaws.

4.1       Specimen Common Stock Certificate.

4.2 Specimen Series A Preferred Stock Certificate (to be filed at a later date).

4.3+ Agreement, effective November 30, 2005, by and between Nortia Capital Partners, Inc., a Nevada corporation and All American Pet Company Inc., a New York corporation.

10.1+ Equipment Lease Agreement by and between Bev-Lin Enterprises, Inc. and All American Pet dated March 8, 2006.

10.2+     Form of Subscription Agreement.

10.3+     Letter Agreement with L. Phillips Brown.

10.4+     Lease Agreement for rental of office premises dated January
          18, 2005.

10.5* Lease Agreement for rental of warehouse space dated March 6, 2006.

10.6+ Loan Agreement, dated as of April 27, 2004, by and between the Company and George LaCapra.

10.7+* Broker Agreement between Crossmark, Inc. and All American Pet Company, Inc. dated August 1, 2006.

10.8 Loan Agreement dated as of August 29, 2006 by and between the Company and Barry Schwartz.

10.9 Loan Agreement dated as of October 10, 2006 by and between the Company and Eckard Kirsch.

10.10 Loan Agreement dated as of October 27, 2006 by and between the Company and Eckard Kirsch.

10.11 Loan Agreement dated as of November 7, 2006 by and between the Company and Eckard Kirsch.

10.12 Loan Agreement dated as of November 21, 2006 by and between the Company and Eckard Kirsch.

10.13 Loan Agreement dated as of December 27, 2006 by and between the Company and Eckard Kirsch.

23.1      Consent of independent registered public accounting firm.

31.1      Rule 13a-14(a) / 15d-14(a) Certifications

32.1      Section 1350 Certifications

          ------------------------------------

          + Incorporated by reference from the Company's Form SB-2, file number 333-135283, filed on June 23, 2006

          *  Incorporated by reference from the Company's Amendment
          No. 3 to Form SB-2, File Number 333-135283, Filed on December
          28, 2006


             ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Weinberg and Company, P.A. ("Weinberg") was the Company's independent registered public accountant for fiscal years ended December 31, 2005 and 2006. The Company incurred $272,043 in fees from Weinberg for the years ended December 31, 2005 and 2006 for services that include audit of the annual financial statements of the Company, review of financial statements included in the Company's Form 10-QSB, and fees normally provided in connection with statutory and regulatory filings for those fiscal years.

Audit-Related Fees

For the years ended December 31, 2006 and December 31, 2005, Weinberg did not provide the Company with any services for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and were not reported above under "--Audit Fees."

Tax Fees

For the years ended December 31, 2006 and December 31, 2005, Weinberg provided the Company no professional services for tax compliance, tax advice or tax planning.

All Other Fees

For the years ended December 31, 2006 and December 31, 2005, Weinberg did not bill the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

The Company does not currently have an Audit Committee. As a result, consistent with the Securities and Exchange Commission requirements regarding auditor independence, the Board of Directors has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Under the policy, the Board of Directors must pre-approve services prior to the commencement of the specified services.

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ALL AMERICAN PET COMPANY, INC.



Date:  July 17, 2007        By:  /s/ Barry Schwartz
                               -----------------------------------
                               Barry Schwartz
                               Title:  President; Chief Executive
                               Officer; Director, Principal
                               Accounting  Officer and Chief
                               Financial Officer

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                            ALL AMERICAN PET COMPANY, INC.



                            By:     /s/ Barry Schwartz
                               -----------------------------------
                               Barry Schwartz
                               Title:  President; Chief Executive
                               Officer; Director, Principal
                               Accounting Officer and Chief
                               Financial Officer
                               Date: July 17, 2007




                            By:     /s/ Lisa Bershan
                               -----------------------------------
                               Lisa Bershan
                               Title:  Executive Vice President;
                               Secretary, Director
                               Date: July 17, 2007

ALL AMERICAN PET COMPANY, INC.  AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

                                                               Page

Report of Independent Registered Public Accounting Firm........ F-1

Financial Statements........................................... F-2

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
All American Pet Company, Inc.

We have audited the accompanying balance sheets of All American Pet Company, Inc. as of December 31, 2006 and 2005 and the related statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American Pet Company, Inc. as of December 31, 2006 and
2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of $2,513,266 and a negative cash flow from operation of $1,521,895 for the year ended December 31, 2006, and had a working capital deficiency of $2,456,364 and a shareholders' deficit of $1,969,888 as of December 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Weinberg & Company, PA


July 13, 2007
Boca Raton, Florida

                     ALL-AMERICAN PET COMPANY, INC.
                             BALANCE SHEETS

                                                     December 31      December 31
                                                        2006            2005
                                                     -----------      -----------
Assets

Current Assets:
  Accounts receivable                                $   115,620      $    12,983
  Inventories                                            189,818          165,793
  Common stock subscription receivable                         -           50,000
                                                     -----------      -----------
    Total current assets                                 305,438          228,776
                                                     -----------      -----------
Machinery and equipment, net                             244,857          265,751

Deferred offering costs                                  289,721           51,000

Other assets                                              24,166           21,479
                                                     -----------      -----------
    Total assets                                     $   864,182      $   567,006
                                                     -----------      -----------

Liabilities and Shareholders' Deficit

Current Liabilities:
  Bank overdraft                                     $     5,244      $    24,032
  Accounts payable                                     1,021,717          356,198
  Accrued officer salaries                               118,270          205,616
  Accrued payroll and employee benefits - other          339,245          113,536
  Short-term notes payable                               325,000          251,271
  Short-term notes payble-related party                  450,000           50,000
  Short-term notes payable - officer                      15,000                -
  Current portion of capital lease obligations            49,981           51,498
  Accrued slotting fees                                  277,014          318,914
  Other current liabilities                              115,131           85,864
  Dividends payable                                       45,200                -
                                                     -----------      -----------
    Total current liabilities                          2,761,802        1,456,929
Capital lease obligations, net of current portion         72,268          181,136
                                                     -----------      -----------
  Total liabilities                                    2,834,070        1,638,065
                                                     -----------      -----------
Commitments and contingencies

Shareholders' Deficit:
  Preferred stock, $0.001 par value, 10,000,000
    shares authorized
  Series A Preferred stock, 56,500 shares issued
    and outstanding 8% cumulative dividend
    redeemable by the Company at $10 per share
    plus one share of common stock and any
    unpaid dividends.                                    565,000          565,000

Common stock, $0.001 par value, 50,000,000
  shares authorized; 11,660,667 issued and
  outstanding December 31, 2006 7,500,000
  issued and outstanding December 31, 2005                11,661            7,500

Common stock subscribed                                        -          100,000

Additional paid-in capital                             2,198,480          443,004

Accumulated deficit                                   (4,745,029)      (2,186,563)
                                                     -----------      -----------
Total shareholders' deficit                           (1,969,888)      (1,071,059)
                                                     -----------      -----------
Total liabilities and shareholders' deficit          $   864,182      $   567,006
                                                     ===========      ===========

           See accompanying notes to financial statements.

                       ALL-AMERICAN PET COMPANY, INC.
                         STATEMENTS OF OPERATIONS

                                                         For the Year Ended
                                                     December 31      December 31
                                                        2006            2005
                                                     ------------     ------------
Sales, net of discounts                              $   361,466      $   467,281
Slotting and sales incentive fees                       (178,480)        (428,670)
  Net sales                                              182,986           38,611

Cost of goods sold                                       288,719          250,869
Gross Loss                                              (105,733)        (212,258)

Operating expenses:
  Sales and marketing                                    406,794          255,508
  General and administrative                           1,851,766          870,456
  Interest expense                                       117,632          107,796
  Research and development                                25,609                -
  Other                                                    4,932                -
  Total Operating expenses                             2,406,733        1,233,760

Net loss from operations before
  provision for income taxes                        $ (2,512,466)     $(1,446,018)

Provision for income taxes                                   800                -

Net loss                                              (2,513,266)      (1,446,018)

Preferred stock dividends                                 45,200                -

Net loss attributable to common stockholders        $ (2,558,466)     $(1,446,018)

Net loss per share-common                           $      (0.23)     $     (0.19)

Weighted average number of common shares
outstanding (basic and diluted)                       11,028,587        7,500,000



           See accompanying notes to financial statements.

                       ALL-AMERICAN PET COMPANY, INC.
                     STATEMENT OF SHAREHOLDERS' DEFICIT
               FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                                         Total
                                      Common Stock        Common         Series A        Additional                 Shareholders'
                                   -------------------    Stock       Preferred Stock      Paid-In    Accumulated       Equity
                                     Shares    Amount   Subscribed    Shares    Amount     Capital      Deficit       (Deficit)
                                   ---------  --------  ----------   --------  --------  ----------   -----------   -------------
Balance at December 31, 2004       7,500,000     7,500           -     56,500   565,000     178,554      (740,545)         10,509
Additional capital contributions
  by shareholders                          -         -           -          -         -     207,200             -         207,200
Common stock subscribed                    -         -     100,000          -         -           -             -         100,000
Beneficial conversion feature on
  convertible notes payable                -         -           -          -         -       6,250             -           6,250
Issuance of warrants                       -         -           -          -         -      51,000             -          51,000
Net loss                                   -         -           -          -         -           -    (1,446,018)     (1,446,018)
Balance at December 31, 2005       7,500,000     7,500     100,000     56,500   565,000     443,004    (2,186,563)     (1,071,059)

Stock issued through private
  placement                        3,094,000     3,094           -          -         -   1,324,038             -       1,327,132
Common stock issued previously
  subscribed                         750,000       750    (100,000)                           99,250            -               -
Beneficial conversion feature on
  convertible notes payable                -         -           -          -         -      25,000             -          25,000
Warrants issued with convertible
  notes payable                            -         -           -          -         -       9,089             -           9,089
Conversion of notes payable to
  common stock                       316,667       317           -          -         -     124,683             -         125,000
Additional contribution from
  shareholders from forgiveness
  of accrued salaries                      -         -           -          -         -     190,616             -         190,616
Series A preferred stock
  dividends                                                                                               (45,200)        (45,200)
Reclassification of prior year
  convertible note                         -         -           -          -         -     (17,200)            -         (17,200)
Net loss                                   -         -           -          -         -           -    (2,513,266)     (2,513,266)
Balance at December 31, 2006      11,660,667    11,661           -     56,500   565,000   2,198,480    (4,745,029)     (1,969,888)


           See accompanying notes to financial statements.

                      ALL-AMERICAN PET COMPANY, INC.
                         STATEMENTS OF CASH FLOWS

                                                                     For the Year Ended
                                                                ---------------------------
                                                                December 31,   December 31,
                                                                    2006           2005
                                                                ------------   ------------
Cash flows from operating activities:
Net loss                                                        $(2,513,266)    $(1,446,018)
Adjustments to reconcile loss to net cash flows
   used in operating activities:
Depreciation and amortization                                        56,395          51,372
Non-cash interest recorded due to warrants issued                    89,818             521
(Increase) decrease in:
   Accounts receivable                                             (102,637)        (12,983)
   Inventories                                                      (24,025)        (40,355)
   Prepaid expenses                                                       -         (10,643)
   Other assets                                                      (2,687)              -
Increase (decrease) in:
   Accounts payable                                                 665,519         303,561
   Accrued officer salaries                                         103,270         205,616
   Accrued payroll and employee benefits                            225,709         113,536
   Accrued slotting fees                                            (41,900)        318,914
   Other current liabilities                                         21,909           7,809
                                                               ------------    ------------
     Net cash used in operating activities                       (1,521,895)       (508,670)

Cash flows from investing activities
Purchases of machinery and equipment                                (35,501)         (5,016)
                                                               ------------    ------------
     Net cash used in investing activities                          (35,501)         (5,016)
                                                               ------------    ------------
Cash flows from financing activities:
Bank overdraft                                                      (18,788)         24,032
Proceeds from short-term debt, net of repayment                      93,000         107,000
Convertible Notes                                                   100,000               -
Proceeds from short-term debt - related party                       400,000          50,000
Proceeds from short-term debt - officer                              15,000               -
Principal payments on capital lease obligations                    (102,027)        (15,188)
Contributions from shareholders                                           -         207,200
Proceeds from sale of common stock subscribed                             -          50,000





Deferred offering costs                                            (289,721)              -
Collection of Common stock subscription receivable                   50,000               -
Net Proceeds from sale of common stock                            1,309,932               -
                                                               ------------    ------------
  Net cash provided by financing activities                       1,557,396         423,044
                                                               ------------    ------------
Increase (decrease) in cash and cash equivalents                          -         (90,642)

Cash and cash equivalents:
Beginning of year                                                         -          90,642
                                                               ------------    ------------
End of year                                                    $          -    $          -
                                                               ============    ============
Supplemental disclosure of cash flow information:

Cash paid during the period for interest                       $     29,336    $     30,347
                                                               ============    ============

Cash paid during the period for income taxes                   $          -    $        800
                                                               ============    ============

Non-cash financing and investing activities:

Equipment acquired under capital lease                         $          -    $     37,838
                                                               ============    ============

Contribution of accrued compensation to
  additional paid-in capital                                   $    190,616    $          -
Conversion of notes payable to common stock                         125,000               -
Warrants Issued to convertible debt holders upon conversion           9,089               -
Dividends payable on Series A Preferred Stock                       (45,200)              -
Beneficial Conversion feature on convertible debt                    25,000           6,250
Reclassification of convertible debt                                (17,200)              -
                                                               ------------    ------------
Non-cash increase in equity                                    $    287,305    $      6,250
                                                               ============    ============

           See accompanying notes to financial statements.

                      ALL-AMERICAN PET COMPANY, INC.
                          NOTES TO FINANCIALS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

*   Organization and Nature of Operations

All-American Pet Company, Inc. was incorporated in New York in 2003 as a Subchapter S Corporation under the Internal Revenue Code of 1986. The Company produces markets and sells premium dog food primarily through supermarkets and grocery stores under the brand name Bowwow Breakfast Cereal (Bowwow Breakfast) in the United States. The Company developed the first line of commercial dog food specifically targeted for the morning meal.

In November 2005, the Company signed a letter of intent to enter into a transaction with Nortia Capital Partners, Inc. (Nortia). The transaction resulted in (i) the Company recapitalizing to reflect total common shares outstanding being 7,500,000 common shares (ii)

Nortia and or Nortia assignees acquiring 750,000 shares of newly issued common stock of the newly recapitalized company.

On January 27, 2006, All-American Pet Company Inc., a New York corporation, merged with and into All American Pet Company, Inc., a Maryland corporation. Prior to the merger, the Company amended the shareholder agreements to accommodate new investors. In addition, two of the four shareholders at December 31, 2005 converted their common shares into Series A preferred stock (see note 12).

Unless the context otherwise requires, references in these financial statements to the "Company" refer to All American Pet Company, Inc., a Maryland corporation, and its predecessor, All American Pet Company Inc., a New York corporation. All financial statements give effect to this reincorporation as if it occurred at the beginning of the period.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include estimates for bad debts, excess and obsolete inventory, coupon liabilities and other trade spending liabilities.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less.

Fair Value of Financial Instruments

The carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, bank overdraft, accounts payable, accrued payroll and employee benefits, accrued slotting fees and other current liabilities, approximate fair value due to the short maturities of these financial instruments. The notes payable and capital lease obligations are also considered financial instruments whose carrying amounts approximate fair values.

                      ALL-AMERICAN PET COMPANY, INC.
                          NOTES TO FINANCIALS


1.  Accounts Receivable and Allowances for Uncollectible Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company regularly evaluates the collectibility of our trade receivable balances by monitoring past due balances. If it is determined that a customer will be unable to meet its financial obligation, the Company records a specific reserve for bad debts to reduce the related receivable to the amount that is expected to be recovered. As of December 31, 2006 and December 31, 2005, the Company determined that no allowance for uncollectible accounts is necessary. If circumstances related to specific customers deteriorate, our estimates of the recoverability of receivables associated with those customers could materially change.

Inventories

Inventory consists of finished goods, raw materials, and packaging supplies. Inventory is valued at the lower of cost or market value and is maintained on the first-in, first-out method. The Company monitors inventory spoilage, and product received by its customers that is damaged is expensed in sales and marketing. Spoilage for raw materials being stored pending orders is included in cost of goods sold.

Machinery, Equipment and Leasehold Improvements

Machinery and equipment are stated at cost. Significant improvements are capitalized and maintenance and repairs are expensed. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Machinery and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates recoverability of property, plant and equipment to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Estimated useful lives are as follows:

Computer equipment and software      3 - 5 years

Machinery and equipment              3 - 7 years

Office furniture and equipment       3 - 5 years

Significant Customers and Vendors

During the year ended December 31, 2006 and 2005, two customers accounted for approximately 76% and 72% of gross sales, respectively.

During the period ended December 31, 2006 and 2005, two suppliers accounted for approximately 86% and 86% of gross purchases, respectively.

                      ALL-AMERICAN PET COMPANY, INC.
                          NOTES TO FINANCIALS

1.  Revenue Recognition, Sales Incentives and Slotting Fees

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. The Company's revenue arrangements with its customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts. These costs are typically referred to collectively as "trade spending." Pursuant to EITF No. 00-14, EITF No. 00-25 and EITF No. 01-09, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store's shelves in exchange for a slotting fee. Given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months we expense the slotting fees at the time orders are first shipped to customers. During the period ended December 31, 2006, the Company settled with a major customer for previously accrued slotting fees. As part of the agreement, the customer forgave $219,535 of slotting fees. The customer had been acquired in December 2005 and post merger it was unable to deliver the shelf space and outlets originally contemplated by the original agreement. The previously agreed obligation was adjusted due to this change in circumstance. This adjustment was recorded as a reduction to slotting fees during 2006.

Shipping and Freight Charges

The Company incurs costs related to shipping and handling of manufactured products, which amounted to $40,589 and $52,169 for the years ended December 31, 2006 and 2005, respectively. These costs are expensed as incurred as a component of sales and marketing expense. The Company also incurs shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold. Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was approximately $73,608 and $106,500 during the years ended December 31, 2006 and 2005, respectively.

Spoils Costs

Expenses for spoils, which are incurred after our products are received by our customers, are included in sales and marketing expense. Expenses for spoils, which are incurred while raw materials are stored pending orders is included in costs of good sold. The Company incurred $31,870 and $0 for spoils after the products were sent to the customer during the years ended
December 31, 2006 and 2005, respectively. The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. These costs represented 8.82% and 0% sales, net of discounts for the years ended December 31, 2006 and December 31, 2005, respectively. There has been no reserve recorded.

Research and Development Costs

Research and development costs are expensed as incurred.

                      ALL-AMERICAN PET COMPANY, INC.
                          NOTES TO FINANCIALS

1.  Distribution of Free Products

In order to generate interest in the Company's dog food products, the Company sends sample products to investors, prospective buyers and consumers. The costs related to these samples are expensed as sales and marketing expenses. During the years ended December 31, 2006 and 2005, the Company expensed $30,835 and $8,807, respectively related to samples.

Net Income (Loss) Per Share

Net income (loss) per share is calculated using the weighted average number of common shares outstanding for the period and diluted income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Net income (loss) per share and diluted net loss per share are the same for all periods presented since common equivalent shares (warrants) of 937,031 and 563,335 for the years ended December 31, 2006 and 2005, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive. These 937,031 and 563,336 common equivalent shares relate to warrants issued by the Company.

Comprehensive Income Reporting

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive loss did not differ from currently reported net loss in the periods presented.

2.  BASIS OF PRESENTATION

The financial statements have been presented on a going concern basis, which contemplates but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $2,513,266 and a negative cash flow from operations of $1,521,895 for the year ended December 31, 2006 and had a working capital deficit of $2,456,364 and a stockholders' deficit of $1,969,888 as of December 31, 2006. These factors raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent upon outside financing to continue operations. It is management's plan to raise necessary funds via a private placement of its common stock to satisfy the capital requirements of the Company's business plan. There is no assurance that the Company will be able to raise necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully operate its business plan.
The Company's continuation as a going concern is dependent on the Company's ability to raise additional funds through a private placement of its common stock sufficient to meet its obligations on a timely basis and ultimately to attain profitable operations.

                      ALL-AMERICAN PET COMPANY, INC.
                          NOTES TO FINANCIALS


3.  NEW ACCOUNTING PRONOUNCEMENTS

References to the "FASB", "SFAS" and "SAB" herein refer to the "Financial Accounting Standards Board", "Statement of Financial
Accounting Standards", and the "SEC Staff Accounting Bulletin", respectively.

In December 2004 the FASB issued SFAS No. 123(R) which revised SFAS No. 123 to require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement. The statement was effective for small business issuers on January 1, 2006. This Statement became effective for the Company in the first quarter of 2006 and has had no material effect through December 31, 2006. The Company has no options issued for employees' services outstanding through December 31, 2006.
*
In November, 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and re-handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement became effective for the Company in the first quarter of 2006 and its adoption did not have a material effect on results of operations, financial position, or cash flows.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement no. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29. SFAS 153 is effective for non-monetary transactions occurring in fiscal periods beginning after June 15, 2005. SFAS 153 generally will no longer allow non-monetary exchanges to be recorded at book value with no gain being recognized. Non-monetary exchanges will be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial substance criterion and fair value is determinable. To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the exchange. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In May 2005, the FASB issued SFAS No. 154 which establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors.
This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position.
The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 January 1, 2007. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value
Measurements," which provides enhanced guidance for using fair value

                      ALL-AMERICAN PET COMPANY, INC.
                          NOTES TO FINANCIALS


to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

4.  INVENTORIES

Detail of inventories at December 31, 2006 and 2005 are as follows:

                             2006            2005
                        --------------  --------------
Raw materials           $       57,807  $       62,078
Packaging and supplies		89,515		53,767
Finished goods                  42,496          49,948
                        --------------  --------------
                        $      189,818  $      165,793
                        ==============  ==============

5.  MACHINERY AND EQUIPMENT

Detail of machinery and equipment at December 31, 2006 and 2005 is as follows:

                                      2006            2005
                                  --------------  --------------
Computer equipment and software   $       66,023  $        8,184
Furniture and fixtures                     4,146           4,146
Packaging equipment                      288,484         310,822
                                  --------------  --------------
                                         358,653         323,152
Accumulated depreciation                (113,796)        (57,401)
                                  --------------  --------------
                                  $      244,857  $      265,751
                                  ==============  ==============

Included in machinery and equipment at December 31, 2006 and 2005 were $269,984 and $307,822, respectively, of assets acquired under capital leases. Accumulated depreciation for these assets was $80,352 and $50,799 at December 31, 2006 and 2005, respectively.

Depreciation expense for the years ended December 31, 2006 and 2005 was $56,395 and $51,372, respectively.

6.  DEFERRED OFFERING COSTS

Deferred offering costs mainly consist of legal and accounting fees related to the filing of the Registration Statement on Form SB-2. The Company's Registration Statement on Form SB-2 became effective in January 2007, and accordingly, the "Deferred Asset" was expensed at that time.

7.  OTHER ASSETS

Other assets include the following at December 31, 2006 and 2005:

                       2006           2005
                  ------------  -------------
Deposits          $     12,985  $       8,360
Prepaids                11,181         10,061
Other                        -          3,058
                  ------------  -------------
                  $     24,166  $      21,479
                  ============  =============

8.  OTHER CURRENT LIABILITIES

Other current liabilities include the following at December 31, 2006 and December 31, 2005:

                               2006         2005
                           -----------  -----------

Interest payable           $    55,264  $    33,702
Deferred rent                   26,070            -
State Taxes                        800          800
Accrued Financing
Reimbursement                    3,375            -
Legal and accounting fees            -       21,349
Other                           29,622       30,013
                           -----------  -----------
                           $   115,131  $    85,864
                           ===========  ===========


9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate offices under a non-cancelable operating lease expiring May 2010. The Company was unable to make regular lease payments for part of 2006 and much of 2005 and was in default of the lease. Approximately $63,000 of lease payments payable is included in accounts payable as of December 31, 2006.

               For the year ending
               December 31              2006
               ------------------- ------------
                  2007             $     87,870
                  2008                   94,332
                  2009                   97,161
                  2010                   41,557
                  2011                        -
                                   ------------
                  Total            $    320,920
                                   ============


Capital Lease Obligations

The Company leases certain equipment under agreements classified as
capital leases.   The leases were recorded to reflect the present value
of the net minimum lease payment, at acquisition date, using an interest rate of 16.62%. In March 2006, one of the leases was restated with slightly modified terms resulting in a reduction of the liability by approximately $9,000. This adjustment was reflected as of December 31, 2006. Aggregate maturities of capital lease obligations are as follows:

           For the year ending
           December 31                2006
           -------------------     ------------
             2007                  $     66,600
             2008                        66,600
             2009                        13,650
                                   ------------
            Subtotal                    146,850

            Less portion
            representing
             interest                   (24,601)
                                   ------------
                                        122,249
                                   ------------
            Less current portion        (49,981)
                                   ------------
            Long-term portion      $     72,268
                                   ============

10. NOTE PAYABLE, RELATED PARTY LOAN AND CONVERTIBLE NOTES PAYABLE

At December 31, 2006 and December 31, 2005, outstanding debt consisted of the following:

                                                         2006        2005
                                                     ----------- -----------

(a) Note payable, in default, interest accrued
    at 10% and due upon demand                       $   219,500 $   232,000

(b) Note payable to related party, interest at 20%
    and due on December 26, 2007                          50,000      50,000

(c) Convertible note payable, interest at 6% and
    due on March 14 and March 28, 2007                    20,000           -

(d) Convertible note payable, interest at 8% and due
    one-year from closing of private placement                 -      25,000
    Less:  Note discount                                       -      (5,729)

(d) Notes payable to related parties, interest at 15%
    per annum. Interest and principal due on demand      415,000           -

(e) Notes payable, interest at 15% per annum.
    Interest and principal due on demand                  85,500           -
                                                     ----------- -----------
                                                         790,000     301,271
    Less current portion                                (790,000)   (301,271)
                                                     ----------- -----------
    Long-term portion                                $         - $         -
                                                     =========== ===========

(a) Note Payable

On April 27, 2004, the Company entered into a note payable agreement with an individual to borrow $150,000 at 10% interest per annum.
The note was payable on April 27, 2005. As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note. The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term.
The Company paid $1,000 of interest during the note term and on April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees. The additional fees were also accrued as interest expense using the effective interest method. The Company made payments aggregating $18,000 during the new term and on September
30, 2005 became in default of this obligation. All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation of $232,000 at December 31, 2005. Accrued interest in the amount of $28,258 and $5,824 is included in interest payable at December 31, 2006 and 2005, respectively. The Company made principal payments of $12,500 during the year ended December 31, 2006.

                      ALL-AMERICAN PET COMPANY, INC.
                          NOTES TO FINANCIALS



(b) Related Party Notes

On October 25, 2005, the Company entered into a related party loan with a relative of a shareholder in the amount of $50,000. The loan accrues interest at 20% per annum and is due in a lump sum of principal and accrued interest on maturity. Accrued interest in the amount of $11,863 and $1,863 is included in interest payable at December 31, 2006 and 2005, respectively. The original due date of this note was April 26, 2006, which was subsequently extended for 60 days until June 26, 2006. On June 26, 2006, this note was extended again for an additional 18 months until December 26, 2007.

(c) Convertible Notes Payable

On September 15, 2005, the Company commenced a private placement offering of convertible notes payable to raise up to $500,000. The Company raised $20,000 in 2005 from notes that accrued interest at 6% and are due on March 14 and March 28, 2007. Prior to the repayment in full of all principal and interest due under the notes, the note holder has the option to convert all of the principal amount of the note, including the amount of accrued interest, into the same securities and/or other consideration being acquired by investors in a subsequent financing, as defined, at a conversion rate at $0.65 per share. The note holders received warrants to purchase an additional 15,384 shares of common stock at an exercise price of $1.00 per share. Accrued interest in the amount of $1,552 is included in interest payable at December 31, 2006.

The note was incorrectly accounted for in 2005, and as a result, was improperly booked as equity in the financial statements for the year ended December 31, 2005. A Black Scholes calculation determined the value of the warrants was $57 at December 31, 2005. This amount was deemed immaterial, thus negating the need to restate the financial statements for the year ended December 31, 2005.

(d) Convertible Notes Payable

On November 29, 2005, the Company commenced a private placement offering of convertible notes payable to raise up to $500,000.
The Company raised $25,000 in 2005 and an additional $100,000 in 2006. The notes accrued interest at 8% and were due one-year from the closing. Prior to the repayment in full of all principal and interest due under the notes, the note holder had the option to convert any or all of the principal amount of the note, including the amount of accrued interest, into the same securities and/or other consideration being acquired by investors in a subsequent financing, as defined, at a conversion rate equal to 80% of the price paid by the investors in the subsequent financing. The conversion rate of below market resulted in a beneficial conversion feature of $31,250 for the notes issued in December 2005 and January 2006 which was reflected as a debt discount. In March 2006, the note holders elected to convert the debt and all accrued interest to common stock.

(e) Related Party Notes

On August 29, 2006, the Company entered into a related party loan with an officer in the amount of $25,000. The loan accrues interest at 15% per annum and is due on demand. Accrued interest in the amount of $1,259 is included in interest payable at December 31, 2006. The Company made payments of $10,000 during the period ended December 31, 2006.

During the fourth quarter of 2006, the Company entered into loans with a shareholder in the aggregate amount of $400,000.
The loans accrue interest at 15% per annum and are due on demand. Accrued interest in the amount of $8,630 is included in interest payable at December 31, 2006.

(f) Notes Payable

During 2006, the Company borrowed additional funds of $87,500 from unrelated individuals to fund current operations. The notes are due on October 13, 2007 and December 26, 2007 and accrue interest at 15% per annum. Accrued interest in the amount of $3,702 is included in interest payable at December 31, 2006. The Company made payments of $2,000 during the period ended December 31, 2006.

11. INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets relate to net operating loss carryforwards incurred while the Company filed tax returns as a Subchapter S Corporation under the Internal Revenue Code of 1986 and are not considered material. A Subchapter S Corporation's operating results pass through to shareholders, therefore no deferred tax accounting was appropriate when the Company had this structure. Effective January 11, 2006, the Company no longer qualified as a Subchapter S Corporation when a second class of stock was created.
All operating loss carryforwards prior to January 11, 2006 are not available to offset future taxable earnings of the Company. There is no provision for federal income taxes because the

                      ALL-AMERICAN PET COMPANY, INC.
                          NOTES TO FINANCIALS



Company has incurred operating losses. The Company has recorded a state income tax provision of $800, which represents the minimum Franchise Tax Fee in the State of California. The minimum Franchise
Tax Fee cannot be offset with loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate, $1,076,612 valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The loss carryforwards will begin to expire in 2026 and 2012 for federal and state, respectively.

The significant components of the Company's deferred tax assets are as follows:

Deferred Tax Assets as of December 31, 2006

                           Federal         State
                        -----------    -----------
Net operating loss      $ 2,513,266    $ 2,512,466

Tax Rate                     34.00%          8.84%
                        -----------    -----------
                            854,510        222,102
Valuation Allowance        (854,510)      (222,102)
                        -----------    -----------
                        $         -    $         -
                        ===========    ===========


12. SHAREHOLDERS' DEFICIT

Capital Stock

All American Pet Company, Inc. was formed under Maryland law on January 4, 2006 with 50,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. On January 27, 2006, All-American Pet Company Inc., a New York corporation, merged with and into All American Pet Company, Inc., a Maryland Corporation.

Prior to the January 27, 2006 merger into the Maryland corporation, the Company entered into the first of three amendments of shareholder agreements to accommodate new investors, the first of which occurred on November 5, 2004. This agreement was amended on February 8, 2005 and again on March 1, 2005 to reduce the number of new investors and increase the commitment of certain investors.

On November 30, 2005, the Company signed a letter of intent to enter into a transaction with Nortia. The transaction resulted in (i) the Company recapitalizing to reflect total common shares outstanding being 7,500,000 common shares (ii) Nortia and or Nortia assignees acquiring 750,000 shares of newly issued common stock of the newly recapitalized company for an aggregate sales price of $100,000 of which $50,000 was paid during the year ended December 31, 2005 and $50,000 was reflected as a subscription receivable at December 31, 2005, and received in January 2006 (iii) Nortia received 500,000 warrants to purchase an additional 500,000 shares of common stock at an exercise price of $0.50 per share.

                      ALL-AMERICAN PET COMPANY, INC.
                          NOTES TO FINANCIALS


Private Placement of Common Stock

On December 28, 2005, the Company entered into a Private Placement Agreement with an Investment Banker to assist in raising up to $1,000,000. In this Private Placement Agreement, the Company incurred a non-refundable retainer fee of $7,000. This agreement provides for a ten percent (10%) fee on all funds raised, four percent (4%) unaccountable fee of the funds raised and four-year warrants for the purchase of an equity interest of the company equal to ten percent of the securities subject to the transaction. In addition, a Broker Warrant of two percent is to be paid to the Investment Bankers Broker; the warrants shall be exercised at the share price of the securities subject to the transactions. The shares underlying the warrants will have standard demand registration and piggy back rights and a cashless exercise provision as the Placement Agent Warrant.

During the year ended December 31, 2006, the Company raised
$1,327,132 (net of costs) and issued 3,844,000 shares of common stock from private placements. As a result, the Company issued a total of 342,480 warrants at an exercise price of $0.50 per share. An additional 79,167 warrants at an exercise price of $0.50 per share issued with the conversion of $125,000 of notes payable into 31+,667 shares of common stock. An additional 79,167 warrants at an exercise price of $0.50 per share were issued with the conversion of $125,000 of notes payable into 316,667 shares of Common Stock.
The Black Scholes calculation to determine the fair value of the warrants assumes the following assumptions: 421,647 as the number of shares, a stock price of $0.50, an exercise price of $0.50, a five year term, a volatility rate of 13.3%, a discount rate of 3.94%, a one day vesting period and a contractual term of five years.

Conversion of Shares of Common Stock into Preferred Shares

As an additional condition of the December 28, 2005 private placement and recapitalization in Maryland, two of the four existing shareholders entered into an agreement to convert their common shares into 56,500 shares of preferred stock designated Series A. The tendered shares of common stock were reallocated to the other two founding shareholders such that the total number of issued and outstanding shares of common stock will not change. This recapitalization was recorded retroactively to inception. As a result of the recapitalization, the number of shares authorized was increased and as such, the common stock previously subscribed but not issued in 2005 was recorded as issued as of December 31, 2005.

The Series A Preferred Stock is entitled to cumulative dividends of 8% per annum and is payable on March 1st of each year beginning in 2006. Once issued, the Company will have the right, by agreement, to redeem the outstanding shares of Series A Preferred Stock at their liquidation value at anytime. For each share of Series A Preferred Stock that is redeemed, the holder also shall receive one share of the Company's common stock in addition to the liquidation value. The liquidation preference which includes the unpaid dividends, is valued at $610,200 and $565,000 for the years ended December 31, 2006 and 2005, respectively.

                      ALL-AMERICAN PET COMPANY, INC.
                          NOTES TO FINANCIALS

Warrant Issued with Convertible Debt

The Company raised $20,000 in 2005 from convertible notes.
As a result, the Company issued warrants for 15,384 shares at an exercise price of $1.00 per share. A Black Scholes calculation determined the value of the warrants was $57 at December 31, 2005. The Black Scholes calculation takes into consideration the following assumptions: 15,384 as number of shares, a stock price of $0.50, an exercise price of $1.00, a five year term, volatility rate of 13.3%, discount rate of 3.94%, a one day vesting period and a contractual term of five years.

The Company commenced a private placement offering of convertible notes payable and raised $25,000 in 2005 and an additional $100,000 in 2006. The notes were converted in the first quarter of 2006. As part of the conversion election, the note holders received warrants to purchase an additional 79,167 shares of common stock at an exercise price of $0.50 per share. As a result, the Company recorded additional interest expense of $9,089 related to these warrants using a Black Scholes calculation. The Black Scholes calculation takes into consideration the following assumptions: 79,167 as number of shares, a stock price of $0.50, an exercise price of $.50, a four year term, volatility rate of 13.3%, discount rate of 3.94%, a one day vesting period and a contractual term of four years.

Warrants Outstanding

A summary of the Company's outstanding warrants and activity for the period ended December 31, 2006 is as follows:

                                                  Weighted-
                                                  Average
                                  Number of     Exercise Price
                                    Units         Per Share
                                 ---------      --------------
Outstanding, Beginning of Period  500,000         $    0.50

Granted                           421,647              0.50

Forfeitures                        15,384              1.00
                                  -------         ---------

Outstanding, End of Period        937,031         $    0.51
                                  =======         =========

Exercisable, End of Period        937,031         $    0.51
                                  =======         =========

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2006 was 2.5 years.

13. SUBSEQUENT EVENT

On February 21, 2007, the Company borrowed additional funds of $22,500 from an unrelated individual to fund current operations. The note was due March 1, 2007. The Company issued 5,000 warrants for this short term loan, which was paid in full February 27, 2007. Subsequent to December 31, 2006, the Company raised an additional $550,935 (net of costs) and issued an additional 2,182,000 shares of common stock as part of a private placement.

The company has announced a "$1 Million Dollar Pooches & Parents Look-a-Like" promotional contest, which it intends to begin in the fall of 2007. This event is planned to be a nationwide contest in which contestants will upload pictures of themselves and their dogs on the Company's website, and visitors to the website will vote for the contestant they think looks most like their dog. Prizes will be distributed weekly for regional winners, and the top regional winners will qualify for a trip to the final event. Regional winners will then compete with other regional winners for the title of the National Bow Wow $1 million winner.