Form 10QSB
period 2007-03-31
ALL AMERICAN PET COMPANY, INC.
filed 2007-07-17
CIK 1362502

========================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         -----------
                         FORM 10-QSB
                         -----------

        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                           000-50526
                    (Commission File Number)

                  ALL AMERICAN PET COMPANY, INC.
       (Exact name of registrant as specified in its charter)

              MARYLAND                          91-2186665
   (State or Other Jurisdiction               (I.R.S. Employer
of incorporation or Organization)            Identification No.)

                        16501 VENTURA BOULEVARD
                              SUITE 514
                       ENCINO, CALIFORNIA 91436
     (Address of principal executive offices including zip code)

                             (818) 981-2275
         (Registrant's telephone number, including area code)

     (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes ____ No   X

As of July 17, 2006, the Registrant had 14,624,667 shares outstanding of its $.01 par value common stock.

              QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED

                                 MARCH 31, 2007

                                TABLE OF CONTENTS

                         ALL AMERICAN PET COMPANY, INC.

                                                                       PAGE
                                                                       ----

Part I. FINANCIAL INFORMATION:

        Item 1. Financial Statements:

        Condensed Balance Sheets as of March 31,  2007
          (unaudited) and December 31, 2006.                           F-2

        Condensed Statements of Operations (unaudited)
          for the Three Months ended March 31, 2007 and 2006.          F-3

        Condensed Statement of Shareholders' Deficit
          for the Three Months ended March 31, 2007
          (Unaudited) and the Year ended December 31, 2006.            F-4

        Condensed Statements of Cash Flows (unaudited) for
          the Three Months ended March 31, 2007 and 2006.           F-5 to F-6

        Notes to Condensed Financial Statements (unaudited)         F-7 to F-17

        Item 2. Management's Discussion and Analysis
                and Plan of Operation                                    1

        Item 3. Controls and Procedures                                  8

Part II. OTHER INFORMATION:

        Item 2. Unregistered Sales of Equity Securities
                and Use of Proceeds                                      9

        Item 6. Exhibits                                                 9

SIGNATURES                                                               11

EXHIBITS

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         ALL-AMERICAN PET COMPANY, INC.

                            CONDENSED BALANCE SHEETS

                                                                         MARCH 31        DECEMBER 31
                                                                           2007              2006
                                                                        -----------      -----------

(UNAUDITED)
ASSETS
Current Assets:

     Accounts receivable                                                $    16,686      $   115,620
     Inventories                                                            178,024          189,818
                                                                        -----------      -----------
        Total current assets                                                194,710          305,438

Machinery and equipment, net                                                229,885          244,857

Deferred offering costs                                                          --          289,721
Other assets                                                                 12,753           24,166
                                                                        -----------      -----------

     Total assets                                                       $   437,348      $   864,182
                                                                        ===========      ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:

     Bank overdraft                                                     $     7,689      $     5,244
     Accounts payable                                                     1,065,960        1,021,717
     Accrued officer salaries                                               138,462          118,270
     Accrued payroll and employee benefits - other                          475,045          339,245
     Short-term notes payable                                               295,000          325,000
     Short-term notes payable - related party                               485,000          450,000
     Short-term notes payable - officer                                      15,000           15,000
     Current portion of capital lease obligations                            52,086           49,981
     Accrued slotting fees                                                  236,403          277,014
     Other current liabilities                                              135,012          115,131
     Dividend Payable                                                        90,400           45,200
                                                                        -----------      -----------

        Total current liabilities                                         2,996,057        2,761,802

Capital lease obligations, net of current portion                            58,431           72,268
                                                                        -----------      -----------

     Total liabilities                                                    3,054,488        2,834,070

Commitments and contingencies

Shareholders' Deficit:
     Preferred stock, $0.001 par value, 10,000,000 shares
        authorized                                                               --               --
     Series A Preferred stock, 56,500 shares issued and outstanding
        8% cumulative dividend redeemable by the Company at
        $10 per share plus one share of common stock and any
        unpaid dividends                                                    565,000          565,000

     Common stock, $0.001 par value, 50,000,000 shares authorized;
        12,278,667 issued and outstanding March 31, 2007
        11,660,667 issued and outstanding December 31, 2006                  12,279           11,661

     Additional paid-in capital                                           2,506,862        2,198,480
     Accumulated deficit                                                 (5,701,281)      (4,745,029)
                                                                        -----------      -----------

     Total shareholders' deficit                                         (2,617,140)      (1,969,888)
                                                                        -----------      -----------

     Total liabilities and shareholders' deficit                        $   437,348      $   864,182
                                                                        ===========      ===========

          See accompanying notes to the condensed financial statements

                         ALL-AMERICAN PET COMPANY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED
                                             ------------------------------
                                               MARCH 31          MARCH 31
                                                 2007              2006
                                             ------------      ------------
Sales, net of discounts                      $     25,118      $     40,135

Slotting and sales incentive fees                 (15,000)          144,535
                                             ------------      ------------

     Net sales                                     10,118           184,670

Cost of goods sold                                 32,102            30,429
                                             ------------      ------------

Gross (Loss) Profit                               (21,984)          154,241
                                             ------------      ------------

Operating expenses:
     Sales and marketing                          130,707            28,396
     General and administrative                   724,533           285,196
     Other                                            852               272
                                             ------------      ------------

     Total Operating expenses                     856,092           313,864
                                             ------------      ------------

Loss from operations                             (878,076)         (159,623)

Other Expenses
     Interest expense                              32,176            60,013
                                             ------------      ------------
Income (loss) before income taxes                (910,252)         (219,636)

     Provision for income taxes                       800                --
                                             ------------      ------------

Net loss                                         (911,052)         (219,636)

Preferred Stock Dividend                           45,200            45,200
                                             ------------      ------------
Net loss attributable to Common
     Stockholders                            $   (956,252)     $   (264,836)
                                             ============      ============

Net loss per share-common
     basic and diluted                              (0.08)            (0.03)
                                             ============      ============

Weighted average number of common shares
     outstanding (basic and diluted)           11,871,194         9,060,674
                                             ============      ============

          See accompanying notes to the condensed financial statements

                               CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

                          FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)
                                   AND THE YEAR ENDED DECEMBER 31, 2006

                                                                     SERIES A                                       TOTAL
                         COMMON STOCK           COMMON            PREFERRED STOCK    ADDITIONAL                  SHAREHOLDERS'
                    -----------------------      STOCK          -------------------    PAID-IN      ACCUMULATED     EQUITY
                      SHARES       AMOUNT     SUBSCRIBED        SHARES     AMOUNT      CAPITAL        DEFICIT     (DEFICIT)
                    ----------  -----------  -----------        ------  -----------  -----------    ----------   -------------
BALANCE AT
DECEMBER 31, 2005    7,500,000        7,500      100,000        56,500      565,000      443,004    (2,186,563)   (1,071,059)

Stock issued
through private
placement            3,094,000        3,094           --            --           --    1,324,038            --     1,327,132

Common stock
issued previously
subscribed             750,000          750     (100,000)           --           --       99,250            --            --

Beneficial
conversion
feature on
convertible
notes payable               --           --           --            --           --       25,000            --        25,000

Warrants issued
with convertible
notes payable               --           --           --            --           --        9,089            --         9,089

Conversion of
notes payable to
common stock           316,667          317           --            --           --      124,683            --       125,000

Additional
contribution from
shareholders
from forgiveness
of accrued
salaries                    --           --           --            --           --      190,616            --       190,616

Series A
Preferred Stock
Dividends                   --           --           --            --           --           --       (45,200)      (45,200)

Reclassification
of prior year
convertible note            --           --           --            --           --      (17,200)           --       (17,200)

Net loss                    --           --           --            --           --           --    (2,513,266)   (2,513,266)
                    ----------  -----------  -----------        ------  -----------   -----------    ----------   -----------

BALANCE AT
DECEMBER 31, 2006   11,660,667  $    11,661  $        --        56,500  $   565,000  $ 2,198,480   $(4,745,029)  $(1,969,888)
                    ==========  ===========  ===========        ======  ===========  ===========   ===========   ===========

Stock issued
through private
placement              618,000          618           --            --           --      308,382            --       309,000

Series A
Preferred Stock
Dividends                   --           --           --            --           --           --       (45,200)      (45,200)

Net loss                    --           --           --            --           --           --      (911,052)     (911,052)
                    ----------  -----------  -----------        ------  -----------  -----------    ----------   -----------

BALANCE AT
MARCH 31, 2007      12,278,667  $    12,279  $        --        56,500  $   565,000  $ 2,506,862    (5,701,281)  $(2,617,140)
                    ==========  ===========  ===========        ======  ===========  ===========   ===========   ===========

          See accompanying notes to the condensed financial statements

                         ALL-AMERICAN PET COMPANY, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                            ----------------------------
                                                              MARCH 31        MARCH 31
                                                                2007            2006
                                                            -----------      -----------
Cash flows from operating activities:
     Net loss                                               $  (911,052)     $  (219,636)
     Adjustments to reconcile loss to net cash flows
     used in operating activities:
     Depreciation and amortization                               14,972           13,520
     Deferred offering costs                                    289,721               --
     Non-cash interest recorded due to warrants issued               --           39,818
     (Increase) decrease in:
        Accounts receivable                                      98,934           12,983

        Other receivable                                             --         (140,000)
        Inventories                                              11,794          (35,018)
        Advances to vendors                                          --          (80,161)
        Prepaid expenses                                         (3,493)         (10,500)
        Other assets                                             14,906           10,454

     Increase (decrease) in:                                         --               --
        Accounts payable                                         44,243         (119,656)

        Accrued officer salaries                                 20,192               --
        Accrued payroll and employee benefits                   135,800           27,729
        Accrued slotting fees                                   (40,611)        (196,668)
        Other current liabilities                                19,881          (14,072)
                                                            -----------      -----------

          Net cash used in operating activities                (304,713)        (711,207)
                                                            -----------      -----------

Cash flows from financing activities:
     Bank overdraft                                               2,445          (24,032)
     Net proceeds (payments) from (on) short-term debt            5,000           (5,000)
     Principal payments on capital lease obligations            (11,732)         (70,089)
     Collection of Common stock subscription receivable              --           50,000
     Proceeds from sale of common stock                         309,000        1,029,722
                                                            -----------       -----------
          Net cash provided by financing activities             304,713          980,601
                                                            -----------       -----------

Increase (decrease) in cash and cash equivalents                     --          269,394

Cash and cash equivalents:

     Beginning of period                                             --               --
                                                            -----------      -----------
     End of period                                          $        --      $   269,394
                                                            ===========      ===========

          See accompanying notes to the condensed financial statements

                         ALL-AMERICAN PET COMPANY, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                          --------------------------
                                                                           MARCH 31        MARCH 31
                                                                             2007            2006
                                                                           ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                   $   4,977      $  10,400
                                                                           =========      =========

Cash paid during the period for income taxes                               $      --      $     800
                                                                           =========      =========

Non-cash financing and investing activities:

     Contribution of accrued compensation to

        additional paid-in capital                                         $      --      $ 205,616

     Conversion of notes payable to common stock                                  --        125,000

     Warrants issued to convertible debt holders upon conversion                  --          9,089
     Dividends payable on Series A Preferred Stock                           (45,200)       (45,200)
     Beneficial Conversion feature on convertible debt                            --         25,000

          See accompanying notes to the condensed financial statements

                      ALL-AMERICAN PET COMPANY, INC.
               NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2007 (UNAUDITED)

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

All-American Pet Company, Inc. was incorporated in New York in 2003 as a Subchapter S Corporation under the Internal Revenue Code of 1986. The Company produces, markets and sells premium dog food primarily through supermarkets and grocery stores under the brand name Bowwow Breakfast Cereal (Bowwow Breakfast) in the United States. The Company developed the first line of commercial dog food specifically targeted for the morning meal.

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

ACCOUNTS RECEIVABLE AND ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS

Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company regularly evaluates the collectibility of our trade receivable balances by monitoring past due balances. If it is determined that a customer will be unable to meet its financial obligation, the Company records a specific reserve for bad debts to reduce the related receivable to the amount that is expected to be recovered. As of March 31, 2007 (unaudited) and December 31, 2006, the Company determined that no allowance for uncollectible accounts is necessary. If circumstances related to specific customers deteriorate, our estimates of the recoverability of receivables associated with those customers could materially change.

                      ALL-AMERICAN PET COMPANY, INC.
               NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2007 (UNAUDITED)

INVENTORIES

Inventories consist of raw materials, packaging and supplies and finished goods, and are valued at the lower of cost (first-in, first-out (FIFO) method) or market.

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

Estimated useful lives are as follows:

Computer equipment and software                          3 - 5 years

Machinery and equipment                                  3 - 7 years

Office furniture and equipment                           3 - 5 years

SIGNIFICANT CUSTOMERS AND VENDORS

During the period ended March 31, 2007, two customers accounted for approximately 73% of gross sales, and during the period ended March 31, 2005, one customer accounted for 100% of gross sales. During the period ended March 31, 2007, two vendors accounted for approximately 100% of gross purchases, and during the period ended March 31, 2005, one vendor accounted for 100% of gross purchases.

REVENUE RECOGNITION, SALES INCENTIVES AND SLOTTING FEES

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. The Company's revenue arrangements with its customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts. These costs are typically referred to collectively as "trade spending." Under EITF No. 00-14, EITF No. 00-25 and EITF No. 01-09, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. Slotting fees refer to oral arrangements under which the retail grocer allows our products to be placed on the store's shelves in exchange for a slotting fee. Given that there are no written contractual commitments requiring retail grocers to allocate shelf space for twelve months, we expense the slotting fees at the time orders are first shipped to customers. During the period ended December 31, 2006, the Company settled with a major customer for previously accrued slotting fees.
The customer had been acquired in December 2005 and after the merger it was unable to deliver the shelf space and outlets originally contemplated by the original agreement. The previously agreed obligation of $219,535 was adjusted due to this change in circumstance. This adjustment was recorded as a reduction to slotting fees, resulting in slotting income of $144,535 for the period ended March 31, 2006 rather than an expense of $15,000 for the period ended March 31, 2007
(unaudited).

                      ALL-AMERICAN PET COMPANY, INC.
               NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2007 (UNAUDITED)

SHIPPING AND FREIGHT CHARGES

The Company incurs costs related to shipping and handling of manufactured products, which amounted to $5,087 and $1,010 for the periods ended
March 31, 2007 and 2006, respectively. These costs are expensed as incurred as a component of sales and marketing expense. The Company also incurs shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold. Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

ADVERTISING COSTS

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was approximately $96,167 and $950 during the periods ended March 31, 2007 and 2006, respectively.

SPOILS COSTS

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales. Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold. The Company incurred $9,142 and $0 for spoils incurred after our products were received by our customers during the three months ended March 31, 2007 and 2006, respectively. In addition, the Company incurred $327 and $0 for spoils that occurred while our raw materials were stored pending orders during the periods ended March 31, 2007 and 2006, respectively. The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the three months ended March 31, 2007 and 2006, the Company had not booked an allowance for these costs.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

DISTRIBUTION OF FREE PRODUCTS

In order to generate interest in the Company's dog food products, the Company sends sample products to investors, prospective buyers and consumers. The costs related to these samples are expensed as sales and marketing expenses. During the periods ended March 31, 2007 and 2006, the Company expensed
$2,632 and $0, respectively, related to samples.

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLERS

Net income (loss) per share is calculated using the weighted average number of common shares outstanding for the period, and diluted income
(loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. There were 11,660,667 common stock shares outstanding for 60 days and 12,278,667 common stock shares outstanding for 31 days for the period ended March 31, 2007. This resulted in a weighted average number of common stock shares outstanding of 11,871,194. Net income (loss) per share and diluted net income (loss) per share are the same for all periods presented because common equivalent shares of 942,031 and 937,031 for the periods ended March 31, 2007 and 2006, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive. The common equivalent shares are a result of warrants issued for convertible debt.

COMPREHENSIVE INCOME REPORTING

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of

                      ALL-AMERICAN PET COMPANY, INC.
               NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2007 (UNAUDITED)

the period other than transactions with owners. Comprehensive loss did not differ from currently reported net loss in the periods presented.

2.      BASIS OF PRESENTATION

The condensed financial statements for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed financial statements should be read in conjunction with the audited financial statements of the year ended December 31, 2006 appearing in the Form 10-KSB filed on July 16, 2007.

The condensed financial statements have been presented on a going concern basis, Which contemplates, but does not include adjustments for the realization of assets And satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown I the financial statements, the Company incurred a net loss of $911,052 and a negative cash flow from operations of $304,713 for the period ended March 31, 2007. The factors raised substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the condensed financial statements to be prepared on a going concern basis. The condensed financial statements have been presented on a going concern basis, Which contemplates, but does not include adjustments for the realization of assets And satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown I the financial statements, the Company incurred a net loss of $911,052 and a negative cash flow from operations of $304,713 for the period ended March 31, 2007. The factors raised substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company believes that it is appropriate for the condensed financial statements to be prepared on a going concern basis.

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

Certain reclassifications have been made to the previously reported amounts to conform to the Company's current period presentation. Effective March 31, 2006, the Company elected to reclassify certain expenses from cost of goods sold to sales and marketing expense to conform to this period's income statement. The effect of this reclassification increases gross profit from $149,241 to $154,241 for the period ended March 31, 2006.

3.      NEW ACCOUNTING PRONOUNCEMENTS

References to the "FASB," "SFAS" and "SAB" herein refer to the "Financial Accounting Standards Board," "Statement of Financial Accounting Standards," and the "SEC Staff Accounting Bulletin," respectively.

Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109, Accounting for Income Taxes." The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification,

                      ALL-AMERICAN PET COMPANY, INC.
               NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2007 (UNAUDITED)

interest and penalties on income taxes, account in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to the uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.

SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial condition, cash flows or disclosures through March 31, 2007.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, "The Fair Value Options for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115." FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that elections, if any, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

In December 2006, the FASB issued a Staff Position ("FSP") on EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The
Company has adopted the FSP and determined that it has no material impact on its financial condition, results of operations, cash flows or disclosures through March 31, 2007.

                      ALL-AMERICAN PET COMPANY, INC.
               NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2007 (UNAUDITED)

4.      INVENTORIES

Detail of inventories at March 31, 2007 (unaudited) and December 31, 2006 is as follows:

                                     2007         2006
                                   --------     --------

        Raw materials              $    667     $ 42,496
        Packaging and supplies       84,135       89,515
        Finished goods               93,222       57,807
                                   --------     --------
                                   $178,024     $189,818
                                   ========     ========

5.      MACHINERY AND EQUIPMENT

Detail of inventories at March 31, 2007 (unaudited) and December 31, 2006 is as follows:

                                               2007           2006
                                            ---------      ---------

        Computer equipment and software     $  66,023      $  66,023
        Furniture and fixtures                  4,146          4,146
        Packaging equipment                   288,484        288,484
                                            ---------      ---------
                                              358,653        358,653
        Accumulated depreciation             (128,768)      (113,796)
                                            ---------      ---------
                                            $ 229,885      $ 244,857
                                            =========      =========

Included in machinery and equipment was $269,984 as of March 31, 2007 (unaudited) and December 31, 2006, of assets acquired under capital leases. Accumulated depreciation for these assets was $89,994 and $80,352 at March 31, 2007 and December 31, 2006, respectively.

Depreciation expense for the three months ended March 31, 2007 and 2006 was $14,972 and $13,520, respectively.

6.      DEFERRED OFFERING COSTS

Deferred offering costs mainly consist of legal and accounting fees related to the filing of the Company's Registration Statement on Form SB-2 (the "SB-2"). The Company's SB-2 became effective in January 2007, and accordingly, the "Deferred Asset" of $289,721 was expensed for the period ended March 31, 2007.

7.      OTHER ASSETS

Other assets include the following at March 31, 2007 (unaudited) and December 31, 2006:

                             2007        2006
                           -------     -------

        Prepaid Assets     $ 3,493     $11,181
        Deposits             9,260      12,985
                           -------     -------
                           $12,753     $24,166
                           =======     =======

                      ALL-AMERICAN PET COMPANY, INC.
               NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2007 (UNAUDITED)

8.      OTHER CURRENT LIABILITIES

Other current liabilities include the following at March 31, 2007
(unaudited) and December 31, 2006:

                                              2007         2006
                                            --------     --------

        Interest payable                    $ 82,463     $ 55,264
        Deferred rent                         28,629       26,070
        State Taxes                            1,600          800
        Accrued Financing Reimbursement           --        3,375
        Other                                 22,320       29,622
                                            --------     --------
                                            $135,012     $115,131
                                            ========     ========

9.      COMMITMENTS

OPERATING LEASES

The Company leases its corporate offices under a non-cancelable operating lease expiring May 2010. The Company was unable to make regular lease payments for part of 2006 and much of 2005 and was in default of the lease. There were no penalties assessed as a result of the default, however the Company is charged a monthly late fee, which is immaterial, on the lease payments in arrears. Approximately $51,982 of lease payments payable is included in accounts payable as of March 31, 2007.

CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under agreements classified as capital leases. The leases were recorded to reflect the present value of the net minimum lease payment, at acquisition date, using an interest rate of 16.62%. In March 2006, one of the leases was restated with slightly modified terms resulting in a reduction of the liability by approximately $9,000. As of March 31, 2007, the Company has total lease obligations of $110,517.

10.     NOTE PAYABLE, RELATED PARTY LOAN AND CONVERTIBLE NOTES PAYABLE

At March 31, 2007 (unaudited) and December 31, 2006, outstanding debt consisted of the following:

                                                                       MARCH 31,  DECEMBER 31,
                                                                         2007        2006
                                                                      ----------  ------------
        (a)    Note payable, in default, interest accrued at
                 10% and due upon demand                             $  214,500   $ 219,500

        (b)    Note payable to related party, interest at 20%
                 and due on December 26, 2007                            50,000      50,000

        (c)    Convertible note payable, interest at 6%, due
                 on March 14 and March 28, 2007                          20,000      20,000

        (d)    Notes payable to related parties, interest at 15%
                 per annum. Interest and principal due on demand        450,000     415,000

        (e)    Notes payable, interest at 15% per annum.
                 Interest and principal due on demand                    60,500      85,500
                                                                      ----------  ----------
                                                                        795,000     790,000
               Less current portion                                    (795,500)   (790,000)
                                                                      ----------  ----------
               Long-term portion                                     $       --   $      --
                                                                      ==========  ==========

                      ALL-AMERICAN PET COMPANY, INC.
               NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2007 (UNAUDITED)

(A) NOTE PAYABLE

On April 27, 2004, the Company entered into a note payable agreement with an individual to borrow $150,000 at 10% interest per annum. The note was payable on April 27, 2005. As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note. The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term. The Company paid $1,000 of interest during the note term and on April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees. The additional fees were also accrued as interest expense using the effective interest method. The Company made payments aggregating $18,000 during the new term and on September 30, 2005 became in default of this obligation. All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation of $232,000 at December 31, 2005. Accrued interest in the amount of $33,672 and $28,258 is included in interest payable at March 31, 2007 and December 31, 2006, respectively. The Company made principal payments of $5,000 and $12,500 for the period ended
March 31, 2007 and the year ended December 31, 2006.

(B) RELATED PARTY NOTES

On October 25, 2005, the Company entered into a related party loan with a relative of a shareholder in the amount of $50,000. The loan accrues interest at 20% per annum and is due in a lump sum of principal and accrued interest on maturity. The original due date of this note was April 26, 2006, which was subsequently extended for 60 days until June 26, 2006. On June 26, 2006, this note was extended again for an additional 18 months until December 26, 2007. Accrued interest in the amount of $14,356 and $11,863 is included in interest payable at March 31, 2007 and December 31, 2006, respectively.

(C) CONVERTIBLE NOTES PAYABLE

On September 15, 2005, the Company commenced a private placement offering of convertible notes to raise up to $500,000. Pursuant to this offering, on each of September 15 and September 29, 2005, the Company issued a convertible debenture for $10,000. The September 15 debenture was due on March 15, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually in arrears on December 31, 2005, December 31, 2006 and March 15, 2007. The
September 29 debenture was due on March 28, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually in arrears on December 31, 2005, December 31, 2006 and March 28, 2007. Each note holder has the option at any time to convert the principal amount of each note into shares of common stock at a conversion price at $0.65 per share. In addition, the conversion price is subject to adjustment in the event the Company issues additional shares of common stock for less than $0.65 per share. In connection with the issuance of each note, each note holder received a warrant to purchase 7,692 shares of common stock at an exercise price of $1.00 per share.
The Company is now in default on these obligations. There were no penalties assessed as a result of the default. Accrued interest in the amount of $1,851 is included in interest payable at March 31, 2007.

(D) RELATED PARTY NOTES

On August 29, 2006, the Company entered into a loan with an officer in the amount of $25,000. The loan accrues interest at 15% per annum and is due on demand. The Company made payments of $10,000 during the period ended December 31, 2006. Accrued interest in the amount of $1,820 and $1,259 is included in interest payable at March 31, 2007 and December 31, 2006, respectively.

                      ALL-AMERICAN PET COMPANY, INC.
               NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2007 (UNAUDITED)

During the fourth quarter of 2006, the Company entered into loans with a shareholder in the aggregate amount of $400,000. The loans accrue interest at 15% per annum and are due on demand. Accrued interest in the amount of $23,589 and $8,630 is included in interest payable at March 31, 2007 and December 31, 2006, respectively.

On December 26, 2006 the Company borrowed additional funds of $25,000 from two individuals who became investors in 2007. The loans accrue interest at 15% per annum and are due December 26, 2007. Accrued interest in the amount of $986 and $52 is included in interest payable at March 31, 2007 and December 31, 2006, respectively.

On January 24, 2007, the Company entered into a loan with a shareholder in the amount of $10,000. The loan accrues interest at 15% per annum and is due on January 23, 2008. Accrued interest in the amount of $275 is included in the interest payable at March 31, 2007.

(E) NOTES PAYABLE

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals to fund current operations. The notes are due on October 13, 2007 and accrue interest at 15% per annum. The Company made payments of $2,000 during the period ended December 31, 2006. Accrued interest in the amount of $5,913 and $3,650 is included in interest payable at March 31, 2007 and December 31, 2006, respectively.

On February 21, 2007, the Company borrowed additional funds of $22,500 from an unrelated individual to fund current operations. The note, which was due March 1, 2007, was paid in full February 27, 2007. The Company issued 5,000 warrants for this short term loan.

During the period ended March 31, 2007, two note holders also became investors. As a result, $25,000 in short-term notes payable at December 31, 2006 was reclassified to short-term notes payable related party.

11.     INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets relate to net operating loss carryforwards incurred while the Company filed tax returns as a Subchapter S Corporation under the Internal Revenue Code of 1986 and are not considered material. A Subchapter S Corporation's operating results pass through to shareholders, therefore no deferred tax accounting was appropriate when the Company had this structure.
Effective January 11, 2006, the Company no longer qualified as a Subchapter S Corporation when a second class of stock was created. All operating loss carryforwards prior to January 11, 2006 are not available to offset future taxable earnings of the Company. There is no provision for federal income taxes because the Company has incurred operating losses. The Company has recorded a state income tax provision of $800, which represents the minimum Franchise Tax Fee in the State of California. The minimum Franchise Tax Fee cannot be offset with loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate
$1,466,836 valuation allowance against its deferred federal and state tax assets, because it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.
The loss carryforwards will begin to expire in 2026 and 2012 for federal and state, respectively.

The significant components of the Company's deferred tax assets are as follows:

        Deferred Tax Assets as of March 31, 2007
        (unaudited)
                                           Federal                State
                                        ------------            ----------
           Net operating loss
                           2006         $  2,513,266            $2,512,466
                           2007              911,052               910,252
                                        ------------            ----------
                                           3,424,318             3,422,718

           Tax Rate                            34.00%                 8.84%
                                        ------------            ----------

                                           1,164,268               302,568
           Valuation Allowance            (1,164,268)            $(302,568)
                                        ------------            ----------

                                        $         --             $      --
                                        ============             =========

                      ALL-AMERICAN PET COMPANY, INC.
               NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2007 (UNAUDITED)

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

On November 30, 2005, the Company signed a letter of intent to enter into a transaction with Nortia Capital Partners, L.P. ("Nortia"). The transaction resulted in (i) the Company recapitalizing to reflect total common shares outstanding being 7,500,000 common shares; (ii) Nortia and/or Nortia assignees acquiring 750,000 shares of newly issued common stock of the newly recapitalized company for an aggregate sales price of $100,000, of which $50,000 was paid during the year ended December 31, 2005, and $50,000 was reflected as a subscription receivable at December 31, 2005, received in January 2006; and (iii) Nortia received 500,000 warrants to purchase an additional 500,000 shares of common stock at an exercise price of $0.50 per share.

PRIVATE PLACEMENT OF COMMON STOCK

During the year ended December 31, 2006, the Company raised $1,327,132 (net of costs) and issued 3,844,000 shares of common stock from private placement. As a result, the Company issued a total of 342,480 warrants at an exercise price of $0.50 per share. An additional 79,167 warrants at an exercise price of $0.50 per share were issued with the conversion of $125,000 of notes payable into 316,667 shares of common stock. The Black Scholes calculation to determine the fair value of the warrants assumes the following assumptions: 421,647 as the number of shares, a stock price of $0.50, an exercise price of $0.50, a five year term, a volatility rate of 13.3%, a discount rate of 3.94%, a one day vesting period and a contractual term of five years.

During the three months ended March 31, 2007, the Company raised $309,000 (net of costs) and issued 618,000 shares of common stock from private placement.

CONVERSION OF SHARES OF COMMON STOCK INTO PREFERRED SHARES

As an additional condition of the December 28, 2005 private placement and recapitalization in Maryland, two of the four existing shareholders entered into an agreement to convert their shares of common stock into 56,500 shares of preferred stock designated Series A. The tendered shares of common stock were reallocated to the other two founding shareholders such that the total number of issued and outstanding shares of common stock will not change. This

                      ALL-AMERICAN PET COMPANY, INC.
               NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2007 (UNAUDITED)

recapitalization was recorded retroactively to inception. As a result of the recapitalization, the number of shares authorized was increased and as such, the common stock previously subscribed but not issued in 2005 was recorded as issued as of December 31, 2005.

The Series A Preferred Stock is entitled to cumulative dividends of 8% per annum and is payable on March 1st of each year beginning in 2006. Once issued, the Company will have the right, by agreement, to redeem the outstanding shares of Series A Preferred Stock at their liquidation value at anytime. For each share of Series A Preferred Stock that is redeemed, the holder also shall receive one share of the Company's common stock in addition to the liquidation value. At March 31, 2007 and December 31, 2006, $90,400 and $45,200,
respectively, is included in dividend payable in the accompanying condensed balance sheet. The liquidation preference, which includes the unpaid dividends, is valued at $655,400 and $610,200 at March 31, 2007, and at ended December 31, 2006, respectively.


WARRANTS ISSUED WITH DEBT

The Company raised $20,000 in 2005 from convertible notes. As a result, the Company issued warrants for 15,384 shares at an exercise price of $1.00 per share. A Black Scholes calculation determined the value of the warrants was $57 at December 31, 2005. The Black Scholes calculation takes into consideration the following assumptions: 15,384 as number of shares, a stock price of $0.50, an exercise price of $1.00, a five year term, a volatility rate of 13.3%, a discount rate of 3.94%, a one day vesting period and a contractual term of five years.

The Company commenced a private placement offering of convertible notes payable and raised $25,000 in 2005 and an additional $100,000 in 2006. The notes were converted in the first quarter of 2006. As part of the conversion election, the note holders received warrants to purchase an additional 79,167 shares of common stock at an exercise price of $0.50 per share. As a result, the Company recorded additional interest expense of $9,089 related to these warrants using a Black Scholes calculation. The Black Scholes calculation takes into consideration the following assumptions: 79,167 as number of shares, a stock price of $0.50, an exercise price of $.50, a four year term, and a volatility rate of 13.3%.

On November 30, 2005 the Company signed a letter of intent to enter into a private placement transaction in which Nortia Capital Partners, L.P. ("Nortia") received 500,000 warrants to purchase an additional 500,000 shares of common stock at an exercise price of $0.50 per share. The Company recorded the fair value of these warrants of $51,000 using a Black Scholes calculation. The Black Scholes calculation takes into consideration the following assumptions: 500,000 as number of shares, a stock price of $0.50, an exercise price of $.50, a two year term, a volatility rate of 13.3%, a discount rate of 3.94%, a one day vesting period and a contractual term of two years.

During the period ended September 30, 2006, the Company concluded a private placement transaction resulting in the Company issuing a total of 342,480 warrants at an exercise price of $0.50 per share. A Black Scholes calculation determined the value of the warrants was $39,521 at December 31, 2006. The Black Scholes calculation takes into consideration the following assumptions: 342,480 as number of shares, a stock price of $0.50, an exercise price of $0.50, a four year term, a volatility rate of 18.4%, a discount rate of 4.51%, a one day vesting period and a contractual term of four years.

On February 21, 2007, the Company received a loan from an unrelated individual to fund current operations. For the short term loan, the Company issued 5,000 warrants to purchase an additional 5,000 shares of common stock at an exercise price of $0.50 per share. A Black Scholes calculation determined the value of the warrants was $134 at March 31, 2007. The Black Scholes calculation takes into consideration the following assumptions: 5,000 as number of shares, a stock price of $0.50, an exercise price of $0.50, a ten month term, a volatility rate of 8.1%, a discount rate of 5.05%, a one day vesting period and a contractual term of ten months.

WARRANTS OUTSTANDING

A summary of the Company's outstanding warrants and activity for the three months ended March 31, 2007 is as follows:

                                                                 Weighted-
                                                                  Average
                                                 Number of     Exercise Price
                                                   Units         Per Share
                                                 ---------     --------------
        Outstanding, Beginning of Period          937,031          $0.51

        Granted                                     5,000           0.50

        Forfeitures                                    --             --
                                                  -------          -----

        Outstanding, End of Period                942,031          $0.51
                                                  =======          =====

        Exercisable, End of Period                942,031          $0.51
                                                  =======          =====

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2006 was 2.5 years.

13.     SUBSEQUENT EVENT

Subsequent to March 31, 2007, the Company raised an additional $347,890 (net of costs) and issued an additional 3,052,000 shares of common stock as part of a private placement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

SUMMARY OF THE COMPANY AND ITS CURRENT STATUS

The Company produces, markets and sells super-premium dog food primarily through supermarkets and grocery stores under the brand name BowWow Breakfast Cereal(TM), which we refer to in this Form 10-QSB as BowWow Breakfast. The Company has never operated at a profit and is currently under significant financial strain because as of July 17, 2007, it had operating funds of $4,400. The Company's total sales for the first three months of 2007 were approximately $34,260. The lack of significant sales results from the fact that the Company does not have the funds necessary to manufacture any of its products, and it does not have any funds to market its products or to pay any other costs necessary to place its products in stores where they can be sold. Without an immediate capital infusion in the near future, and without a significantly substantial infusion of capital within a short time thereafter, the Company may be forced to limit its operations severely, and it may not be able to survive.

THE COMPANY'S BUSINESS MODEL

We produce, market and sell super-premium dog food primarily through supermarkets and grocery stores under the brand name BowWow Breakfast Cereal(TM), which we target specifically for the morning meal. Our product forms and packaging are designed as a breakfast cereal, and we currently offer three breakfast cereal products under the BowWow Breakfast brand.

We plan to formulate a variety of other product concepts in addition to the BowWow Breakfast brands. We intend to expand by offering additional packaging alternatives with our existing flavors (e.g. variety pack of four ounce dog food boxes, a 128 ounce jumbo box of dog food, and eight and twenty pound bags of dog food for mass merchants). Although we have initially focused on commercializing existing product concepts, we also intend to explore opportunities to expand within existing product categories and to create new product lines. Each of these new initiatives will require substantial capital to undertake and implement, and we have not identified or received commitments from any sources of capital.

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

We intend to generate revenue from the sales of super-premium dog food products to our supermarket and grocery store customers, which we refer to in this section as retail customers. Our revenue arrangements with our retail customers often include sales incentives and other promotional costs such as coupons, volume-based discounts and off-invoice discounts. In addition, we may pay "slotting fees," which are fees paid based on an oral arrangement with a retail customer to have our products placed on its shelves. Slotting fees are a one-time fee paid to a retail customer. Additional slotting fees may be incurred with a retail customer in the future if additional products are sold through that retail customer. As we continue to build out our distribution network, we anticipate incurring additional slotting fees. We record slotting fees as a reduction of gross sales. We currently do not have sufficient funds to pay the slotting fees necessary to shelve our products with retail customers at a level necessary to sustain our operations or to generate revenue.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2006

The following discussion of the results of operations should be read in conjunction with our condensed financial statements and notes thereto for the three months ended March 31, 2007 included in this Form 10-QSB.

There was an increase in the cost of products shipped for the three month period ended March 31, 2007 as compared to the period ended
March 31, 2006. The increase was mainly due to a $19,000 addition in product purchases during the period ended March 31, 2007 compared to the period ended March 31, 2006. In addition, a significant amount of exterior packaging was recycled due to a change in product ingredients.

Our other operating expenses consisted of:

     * Sales and marketing expenses, which includes shipping costs related to manufactured products and advertising costs;

     *   spoils expenses related to manufactured products;

     *   general and administrative expenses;

     *   interest expense; and

     *   depreciation and amortization expense.


Net sales for the three months ended March 31, 2007 were $10,118, compared to net sales of $184,670 in the comparable period in 2006.
Net sales consist of sales, net of discounts, offset by slotting and sales incentive fees. Sales, net of discounts, decreased in the three months ended March 31, 2007 to $25,118 from $40,135 in the comparable period in 2006. This decrease occurred due to a longer than expected delay in delivering our products onto the shelves of supermarkets and post delivery spoilage costs of approximately $9,142. Slotting fees decreased net sales by $15,000 for the three months ended March 31, 2007 compared to an increase of $184,535 in the comparable period in 2006.

Cost of goods sold was $32,102 for the three months ended March 31, 2007, compared to $30,429 in the comparable period in 2006. The increase in cost of goods sold was due to decreased sales volume, resulting in the Company's inability to keep costs for products shipped as low as in prior periods.

The components of cost of goods sold for each period are as follows:

                                        3/31/2007        3/31/2006
                                        ---------        ---------
        Fulfillment                        1,656          11,672
        Cost of products shipped          30,118          15,852
        Spoilage                             327           2,905
                                          ------          ------
        Total cost of goods sold          32,101          30,429
                                          ======          ======

Operating expenses were $888,268 for the three months ended March 31, 2007 compared to $373,877 in the comparable period in 2006. Of this increase, general and administrative expenses were $724,553 for the three months ended March 31, 2007 versus $285,196 in the comparable period in 2006.
The increase in these expenses is primarily the result of additional costs associated with the hiring of new sales and office personnel during the period ended March 31, 2007.

Also included in our increased operating expenses between the quarter ended March 31, 2007 and the quarter ended March 31, 2006 was an increase in our sales and marketing costs, from $28,396 for the period ended March 31, 2006 to $130,707 for the period ended March 31, 2007. This increase is primarily the result of our increased marketing and sales efforts in 2007, post delivery spoilage costs of approximately $9,142 and the hiring of marketing consultants in 2007. During the period ended March 31, 2007, we exerted significant efforts to advertise, market and sell our product, including efforts to encourage retail customers to carry the BowWow Breakfast brand.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

For the three months ended March 31, 2007, the Company incurred a net loss of $911,052 and a negative cash flow from operations of $304,713, as compared to a net loss of $219,636 and a negative cash flow from operations of $304,713 for the corresponding period in 2006. In addition, the Company had a working capital deficiency of $2,801,347 and a stockholders' deficiency of $2,617,140 as of March 31, 2007, compared to a working capital deficiency of $2,456,364 and a stockholders' deficiency of $1,969,888 as of December 31, 2006.
These matters raise substantial doubt about our ability to continue as a going concern.

Our principal sources of liquidity have been sales of equity securities and borrowings. To meet our current requirements to operate, the Company is currently attempting to undertake the sale of some of its common shares to raise additional funds. There are currently no commitments or other known sources for this funding. If these funds are obtained, our principal uses would be to complete and fund our operations, to pay for expanded marketing, advertising and promotional activities, for additional grocery store placement fees (slotting allowances) and for working capital purposes, including accounting, audit and legal expenses for SEC filings and other matters. As of March 31, 2007, we had cash and cash equivalents of zero. Until cash generated from operations is sufficient to satisfy our future liquidity requirements, we are investigating purchase order and slotting funding from different sources. In addition, we will be looking to seek additional funds through the issuance of additional equity with another round of funding. There are currently no commitments or other known sources for this funding. If these funds are obtained, it would result in additional dilution to our stockholders.
Financing may not be available in the future in amounts or on terms acceptable to us, if at all.

In February 2007, the Company engaged in a private placement of common stock, in which it raised approximately $308,000 (net of costs) during the three months ended March 31, 2007. The Company issued 618,000 shares of common stock in this placement. Subsequent to March 31, 2007, the Company raised an additional $347,890 (net of costs) and issued an additional 3,096,000 shares of common stock as part of a private placement.

At March 31, 2007, the Company had a bank overdraft, and it is in need of substantial, immediate funding in order to continue operating. If the Company does not receive immediate capital infusions by the beginning of the fourth quarter of 2007, the Company will at least have to limit its operations severely, and it may not be able to survive.

DEBT SERVICE

On April 27, 2004, the Company entered into a note payable agreement with an individual to borrow $150,000 at 10% interest per annum. The note was payable on April 27, 2005. As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note. The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term. The Company paid $1,000 of interest during the note term and on April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees. The additional fees were also accrued as interest expense using the effective interest method. The Company made payments aggregating $18,000 during the new term and on September 30, 2005 became in default of this obligation. All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation of $232,000 at December 31, 2005. Accrued interest in the amount of $33,672 is included in interest payable at March 31, 2007. The Company made principal payments of $5,000 for the three months ended March 31, 2007.

On September 15, 2005, the Company commenced a private placement offering of convertible notes to raise up to $500,000. Pursuant to this offering, on each of September 15 and September 29, 2005, the Company issued a convertible debenture for $10,000. The September 15 debenture was due on March 15, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually in arrears on December 31, 2005, December 31, 2006 and March 15, 2007. The
September 29 debenture was due on March 28, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually in arrears on December 31, 2005, December
31, 2006 and March 28, 2007. Each note holder has the option at any time to convert the principal amount of each note into shares of common stock at a conversion price at $0.65 per share. In addition, the conversion price is subject to adjustment in the event the Company issues additional shares of common stock for less than $0.65 per share. In connection with the issuance of each note, each note holder received a warrant to purchase 7,692 shares of common stock at an exercise price of $1.00 per share. The Company is now in default on these obligations. Accrued interest in the amount of $1,851 is included in interest payable at March 31, 2007.

On October 25, 2005, the Company entered into a related party loan with a relative of a shareholder in the amount of $50,000. The loan accrues interest at 20% per annum and is due in a lump sum of principal and accrued interest on maturity. The original due date of this note was April 26, 2006, which was subsequently extended for 60 days until June 26, 2006. On June 26, 2006, this note was extended again for an additional 18 months until December 26, 2007. Accrued interest in the amount of $14,356 is included in interest payable at March 31, 2007.

On August 29, 2006, the Company entered into a related party loan with an officer/shareholder in the amount of $25,000. The loan accrues interest at 15% per annum and is due on demand. The Company made payments of $10,000 during the year ended December 31, 2006. Accrued interest in the amount of $1,820 is included in interest payable at March 31, 2007.

During the fourth quarter of 2006, the Company entered into related party loans with a shareholder in the aggregate amount of $400,000. The loans accrue interest at 15% per annum and are due on demand. Accrued interest in the amount of $23,589 is included in interest payable at March 31, 2007.

On December 26, 2006, the Company borrowed additional funds of $25,000 from two individuals who became investors in 2007. The loans accrue interest at 15% per annum and are due December 26, 2007. Accrued interest in the amount of $986 is included in interest payable at March 31, 2007.

On January 24, 2007, the Company entered into a related party loan with a shareholder in the amount of $10,000. The loan accrues interest at 15% per annum and is due on January 23, 2008. Accrued interest in the amount of $275 is included in the interest payable at March 31, 2007.

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals to fund current operations. The notes are due on October 13, 2007 and accrue interest at 15% per annum. The Company made payments of $2,000 during the year ended December 31, 2006. Accrued interest in the amount of $5,913 is included in interest payable at March 31, 2007.

On February 21, 2007, the Company borrowed additional funds of $22,500 from an unrelated individual to fund current operations. The note, which was due March 1, 2007, was paid in full February 27, 2007. The Company issued 5,000 warrants for this short term loan.

During the period ended March 31, 2007, two note holders also became investors. As a result, $25,000 in short-term notes payable at December 31, 2006 was reclassed to short-term notes payable related party.

HISTORICAL TRENDS

Cash Flows from Operating Activities. We used $304,713 of cash flows from operating activities during the three months ended March 31, 2007 compared to $711,207 in the comparable period in 2006. Cash flows were primarily used for $15,000 in additional product purchase; recycling exterior packaging due to a change in product ingredients; $14,906 in prepaid assets and deposits; sales and marketing expenses of $130,707, which includes shipping costs related to manufactured products and advertising costs; $9,142 in spoils expenses related to manufactured products; $724,533 in general administrative expenses; and $4,977 in interest expense.

Cash Flows from Investing Activities. There was no cash flows used or from investing activities during the three months ended
March 31, 2007 and the comparable period in 2006.

Cash Flows from Financing Activities. Cash provided by financing activities totaled $594,434 and $980,601 for the three months ended March 31, 2007 and March 31, 2006, respectively. The primary sources of cash for the three months ended March 31, 2007 were proceeds from sale of common stock of $308,382 net of costs, and proceeds from short term debt of $10,000.

CAPITAL EXPENDITURES

As of July 17, 2007, the Company had less than $4,400 in operating funds, and it is in need of substantial, immediate funding in order to continue operating. If the Company does not receive immediate capital infusions by the beginning of the fourth quarter of 2007, the Company will at least have to limit its operations severely, and it may not be able to survive. The Company intends to use all of the capital it receives in the future to complete and fund its operations, to pay for expanded marketing, advertising and promotional activities, for additional grocery store placement fees (slotting allowances) and for working capital purposes, including accounting, audit and legal expenses for SEC filings and other matters. These items indicate our present estimate of our use of any capital we raise, however, we may reallocate the proceeds or utilize the proceeds for other business purposes. The actual expenditures may vary from these estimates because of a number of factors, including whether we obtain additional funding, what other obligations we have incurred, the amount of sales of our products and other matters. The amount of capital that we will need in the future will depend on many factors, including:

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

     *   the levels of inventory and accounts receivable that we maintain;
         and

     *   our entrance into new markets.

The Company leases its corporate offices under a non-cancelable operating lease expiring May 2010. The Company was unable to make regular lease payments for part of 2006 and much of 2005 and was in default of the lease. Approximately $51,982 of lease payments payable is included in accounts payable as of March 31, 2007.

The Company leases certain equipment under agreements classified as capital leases. The leases were recorded to reflect the present value of the net minimum lease payment, at acquisition date, using an interest rate of 16.62%. In March 2006, one of the leases was restated with slightly modified terms resulting in a reduction of the liability by approximately $9,000. As of March 31, 2007, the Company has total lease obligations of $110,517.

NEW ACCOUNTING PRONOUNCEMENTS

References to the "FASB," "SFAS" and "SAB" in this Prospectus refer to the "Financial Accounting Standards Board," "Statement of
Financial Accounting Standards," and the "SEC Staff Accounting
Bulletin," respectively.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109, Accounting for Income Taxes." The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, account in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to the uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial condition, cash flows or disclosures through March 31, 2007.

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Options for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115." FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.
The Company does not anticipate that elections, if any, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

In December 2006, the FASB issued a Staff Position ("FSP") on EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company has adopted the FSP and determined that it has no material impact on its financial condition, results of operations, cash flows or disclosures through March 31, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

ACCOUNTS RECEIVABLE AND ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS

Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company regularly evaluates the collectibility of our trade receivable balances by monitoring past due balances. If it is determined that a customer will be unable to meet its financial obligation, the Company records a specific reserve for bad debts to reduce the related receivable to the amount that is expected to be recovered. At March 31, 2007, the Company determined that no allowance for uncollectible accounts is necessary. If circumstances related to specific customers deteriorate, our estimates of the recoverability of receivables associated with those customers could materially change.

INVENTORIES

Inventories consist of raw materials, packaging and supplies and finished goods and are valued at the lower of cost (first-in, first-out (FIFO) method) or market.

REVENUE RECOGNITION, SALES INCENTIVES AND SLOTTING FEES

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. The Company's revenue arrangements with its customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts. These costs are typically referred to collectively as "trade spending." Under EITF No. 00-14, EITF No. 00-25 and EITF No. 01-09, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. Slotting fees refer to oral arrangements under which the retail grocer allows our products to be placed on the store's shelves in exchange for a slotting fee. Given that there are no written contractual commitments requiring retail grocers to allocate shelf space for twelve months, we expense the slotting fees at the time orders are first shipped to customers. During the period ended December 31, 2006, the Company settled with a major customer for previously accrued slotting fees.
The customer had been acquired in December 2005 and after the merger it was unable to deliver the shelf space and outlets originally contemplated by the original agreement. The previously agreed obligation of $219,535 was adjusted due to this change in circumstance. This adjustment was recorded as a reduction to slotting fees, resulting in slotting income of $144,535 for the period ended March 31, 2006 rather than an expense of $15,000 for the period ended March 31, 2007
(unaudited).

SPOILS COSTS

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales. Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold. The Company incurred $9,142 and $0 for spoils incurred after our products were received by our customers during the periods ended March 31, 2007 and 2006, respectively. In addition, the Company incurred $327 and $0 for spoils that occurred while our raw materials were stored pending orders during the periods ended March 31, 2007 and 2006, respectively. The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the three months ended March 31, 2007 and 2006, the Company had not booked an allowance for these costs.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

GOING CONCERN

The Report of our Independent Registered Public Accountants on our audited financial statements for the year ended December 31, 2006 contains an explanatory paragraph regarding our ability to continue as a "going concern." At that time, we had only a limited amount of assets and no capital commitments. Although we raised a net amount of approximately $1,918,500 in private placements to accredited investors between December 31, 2006 and May 2007, we are still in need of substantial immediate funding in order to continue operating, and if we are unable to raise significant substantial infusions of capital within the near future, the Company will be forced to limit its operations severely, and it may not be able to survive. Ultimately, our ability to continue to finance our operations and research and development efforts, as well as profitability, will depend on our ability to generate sufficient revenue from the sales of our products.

ITEM 3. CONTROLS AND PROCEDURES.

This Form 10-QSB Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Our Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. The CEO has concluded that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange
Act of 1934) do not adequately meet intended objectives and are not effective as of the end of the period covered by this report. This deficiency consists primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. We understand the importance of strong internal controls and procedures and are currently in the process of developing a plan to address these issues.
We intend that the basic framework of our plan will encompass the following processes:

MAINTAINING A STRONG INTERNAL CONTROL ENVIRONMENT. Prior to December 31, 2007, we intend to design and implement written internal control policies and procedures. We will monitor these internal controls through self assessments conducted by senior management, and if necessary we will take appropriate action to correct any identified control deficiencies.

EXECUTING FINANCIAL STEWARDSHIP. We intend to establish and maintain internal control polices that will be communicated to all employees to ensure that employees understand their fiduciary responsibilities to shareholders. This ongoing effort will encompass financial discipline in strategic and daily business decisions, and will bring particular focus on the maintenance of accurate financial reporting and effective controls through process improvement, skill development and oversight.

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

CHANGES IN INTERNAL CONTROLS. We maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") and maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

It is the responsibility of our management to establish and maintain adequate internal control over financial reporting. The material weakness identified relates to an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over our financial close and reporting process. This is the result of limited financial resources. These control deficiencies in the aggregate did not result in any misstatements in the interim condensed financial statements. Management is in the process of remedying the material weakness described above.


                    PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2007, the Company engaged in a private placement of shares of its common stock at $.50 per share. The Company raised approximately $308,000 (net of costs) from this placement. The Company issued 618,000 shares of common stock in this placement. These sales were completed in reliance on exemptions from registrations under Section 3(b) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. This offering qualified for exemption from registration because (i) the securities were purchased by accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received "restricted securities."

ITEM 6. EXHIBITS.

The following is a complete list of Exhibits filed as part of this periodic report.

Number      Description
---------   ---------------------------------------------------------------

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

10.1+ Equipment Lease Agreement by and between Bev-Lin Enterprises, Inc. and All American Pet dated March 8, 2006.

Number      Description
---------   ------------------------------------------------------------

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

10.6+ Loan Agreement, dated as of April 27, 2004, by and between the Company and George LaCapra.

10.7+* Broker Agreement between Crossmark, Inc. and All American Pet Company, Inc. dated August 1, 2006.

10.8** Loan Agreement dated as of August 29, 2006 by and between the Company and Barry Schwartz.

10.9** Loan Agreement dated as of October 10, 2006 by and between the Company and Eckard Kirsch.

10.10** Loan Agreement dated as of October 27, 2006 by and between the Company and Eckard Kirsch.

10.11** Loan Agreement dated as of November 7, 2006 by and between the Company and Eckard Kirsch.

10.12** Loan Agreement dated as of November 21, 2006 by and between the Company and Eckard Kirsch.

10.13** Loan Agreement dated as of December 27, 2006 by and between the Company and Eckard Kirsch.

31.1        Rule 13a-14(a) / 15d-14(a) Certifications

32.1        Section 1350 Certifications
----------
+ Incorporated by reference from the Company's Form SB-2, file number
  333-135283, filed on June 23, 2006
* Incorporated by reference from the Company's Amendment No. 3 to Form SB-2, File Number 333-135283, filed on December 28, 2006
**Incorporated by reference from the Company's Annual Report filed on Form 10KSB, filed on July 17, 2007

                              SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              All American Pet Company, Inc.
                              ------------------------------
                              Registrant

Date: July 17, 2007           By: /s/ Barry Schwartz
                                  ------------------
                              Barry Schwartz
                              Chief Executive Officer, Chief Financial
                              Officer and Principal Accounting Officer