Form 10QSB
period 2007-09-30
ALL AMERICAN PET COMPANY, INC.
filed 2007-11-19
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

000-50526
(Commission File Number)

ALL AMERICAN PET COMPANY, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	91-2186665
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 S. FAIRFAX AVENUE
SUITE A-1125
LOS ANGELES, CALIFORNIA 90036
(Address of principal executive offices including zip code)

(310) 277-4887
(Registrant's telephone number, including area code)

16501 VENTURA BOULEVARD
SUITE 514
ENCINO, CALIFORNIA 91436
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

As of November 13, 2007 the Registrant had 16, 216, 439 shares outstanding of its $.001 par value common stock.

ALL AMERICAN PET COMPANY, INC.

QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3

Condensed Statements of Operations (unaudited) for the Nine Months ended September 30, 2007 and 2006	4

Condensed Statement of Shareholders' Deficit for the Nine Months ended September 30, 2007 (Unaudited) and the Year ended December 31, 2006	5

Condensed Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2007 and 2006	6 - 7

Notes to Condensed Financial Statements (unaudited)	8 - 16

Item 2. Management's Discussion and Analysis or Plan of Operation	17

Item 3. Controls and Procedures	22

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	23

Signatures	24

PART I

ITEM 1. FINANCIAL STATEMENTS

ALL-AMERICAN PET COMPANY, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$16,297	$-
Accounts receivable	6,674	115,620
Inventories (net)	84,286	189,818
Total current assets	107,257	305,438

Machinery and equipment, net	199,941	244,857
Deferred offering costs	-	289,721
Other assets	10,260	24,166

Total assets	$317,458	$864,182

Liabilities and Shareholders' Deficit
Current Liabilities:
Bank overdraft	$-	$5,244
Accounts payable	1,404,582	1,021,717
Accrued officer salaries	138,461	118,270
Accrued payroll and employee benefits - other	709,062	339,245
Short-term notes payable	285,000	325,000
Short-term notes payable - related party	412,095	450,000
Short-term notes payable - officer	10,038	15,000
Current portion of capital lease obligations	56,566	49,981
Accrued slotting fees	181,403	277,014
Other current liabilities	166,648	115,131
Dividend Payable	90,400	45,200
Total current liabilities	3,454,255	2,761,802

Capital lease obligations, net of current portion	28,981	72,268

Total liabilities	3,483,236	2,834,070

Shareholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized	-	-
Series A Preferred stock, 56,500 shares issued and outstanding: 8% cumulative dividend redeemable by the Company at $10 per share plus one share of common stock and any unpaid dividends	565,000	565,000
Common stock, $0.001 par value, 50,000,000 shares authorized;
16,216,439 issued and outstanding September 30, 2007
11,660,667 issued and outstanding December 31, 2006	16,217	11,661
Additional paid-in capital	3,061,367	2,198,480
Accumulated deficit	(6,808,362)	(4,745,029)

Total shareholders' deficit	(3,165,778)	(1,969,888)

Total liabilities and shareholders' deficit	$317,458	$864,182

See accompanying notes to the condensed financial statements.

ALL-AMERICAN PET COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2007	2006

Sales, net of discounts	$43,382	$87,718
Slotting and sales incentive fees	25,000	8,924

Net sales	68,382	96,642

Cost of goods sold	216,321	166,335

Gross (Loss) Profit	(147,939)	(69,693)

Operating expenses:
Sales and marketing	242,507	225,943
General and administrative	1,504,808	1,274,611
Research and development	0	25,609.00
Other	27,612	6,226

Total Operating expenses	1,774,927	1,532,389

Loss from operations	(1,922,866)	(1,602,082)

Other expenses
Interest expense	(94,467)	(90,161)

Income (loss) before income taxes	(2,017,333)	(1,692,243)

Provision for income taxes	800	-

Net loss	(2,018,133)	(1,692,243)

Preferred stock dividend	45,200	45,200

Net loss attributable to common stockholders	$(2,063,333)	$(1,737,443)

Net loss per share-common (basic & diluted)	(0.14)	(0.16)

Weighted average number of common shares outstanding (basic and diluted)	14,053,631	10,771,111

See accompanying notes to the condensed financial statements.

ALL-AMERICAN PET COMPANY, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2006

			Common			Additional		Total
			Stock			Paid-in	Accumulated	Shareholders'
	Common Stock		Subscribed	Series A Preferred Stock		Capital	Deficit	Equity
	Shares	Amount		Shares	Amount			(Deficit)

Balance at December 31, 2005	7,500,000	7,500	100,000	56,500	565,000	443,004	(2,186,563)	(1,071,059)

Stock issued through private placement	3,094,000	3,094	-	-	-	1,324,038	-	1,327,132

Common stock issued previously subscribed	750,000	750	(100,000)	-	-	99,250	-	-

Beneficial conversion feature on convertible
notes payable	-	-	-	-	-	25,000	-	25,000

Warrants issued with convertible notes payable	-	-	-	-	-	9,089	-	9,089

Conversion of notes payable to common stock	316,667	317	-	-	-	124,683	-	125,000

Additional contribution from shareholders
from forgiveness of accrued salaries	-	-	-	-	-	190,616	-	190,616

Series A Preferred Stock Dividends	-	-	-	-	-	-	(45,200)	(45,200)

Reclassification of prior year convertible note	-	-	-	-	-	(17,200)	-	(17,200)

Net loss	-	-	-	-	-	-	(2,513,266)	(2,513,266)

Balance at December 31, 2006	11,660,667	$11,661	$-	56,500	$565,000	$2,198,480	$(4,745,029)	$(1,969,888)

Stock issued through private placement	2,213,990	2,214	-	-	-	504,786	-	507,000

Stock unissued through private placement	2,080,000	2,080				292,920		295,000

Series A Preferred Stock Dividends	-	-	-	-	-	-	(45,200)	(45,200)

Conversion of notes payable to common stock	261,772	262				65,181		65,443

Net loss	-	-	-	-	-	-	(2,018,133)	(2,018,133)

Balance at September 30, 2007	16,216,429	$16,217	$0	56,500	$565,000	$3,061,367	(6,808,362)	$(3,165,778)

See accompanying notes to the condensed financial statements.

ALL-AMERICAN PET COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30	September 30
	2007	2006

Cash flows from operating activities:
Net loss	$(2,018,133)	$(1,692,243)
Adjustments to reconcile loss to net cash flows used in operating activities:
Depreciation and amortization	44,916	41,601
Deferred offering costs	289,721	-
Non-cash interest recorded due to warrants issued	-	39,818
Non-cash debt conversion expense	26,117	-
Modification to capital lease		-
(Increase) decrease in:
Accounts receivable	108,946	9,500
Other receivable	-	-
Inventories	105,532	(137,228)
Due from officers		(21,590)
Prepaid expenses	-	-
Other assets	13,906	1,801
Increase (decrease) in:
Accounts payable	382,865	371,582
Accrued officer salaries	20,191	62,000
Accrued payroll and employee benefits	369,817	49,760
Accrued slotting fees	(95,611)	(110,912)
Other current liabilities	51,517	180,721
Net cash used in operating activities	(700,216)	(1,205,190)

Cash flows from investing activities:
Purchases of machinery and equipment	-	(28,000)
Net cash used in investing activities	-	(28,000)

Cash flows from financing activities:
Bank overdraft	(5,244)	(23,195)
Net proceeds (payments) from (on) short-term debt	(82,867)	177,500
Principal payments on capital lease obligations	(36,702)	(99,126)
Deferred offering costs		(199,121)
Collection of common stock subscription receivable	-	50,000
Proceeds from sale of commons stock	841,326	1,327,132
Net cash provided by financing activities	716,513	1,233,190

Increase (decrease) in cash and cash equivalents	16,297	-

Cash and cash equivalents:
Beginning of period	-	-

End of period	$16,297	$-

See accompanying notes to the condensed financial statements.

ALL-AMERICAN PET COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (cont'd)
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$6,338	$10,400

Cash paid during the period for income taxes	$800	$800

Non-cash financing and investing activities:

Contribution of accrued compensation to
additional paid-in capital	$--	$205,616
Conversion of notes payable to common stock	39,266	125,000
Warrants issued to convertible debt holders upon conversion	--	9,089
Dividends payable on Series A Preferred stock	(45,200)	--
Beneficial Conversion feature on convertible debt	(40,000)	25,000

See accompanying notes to the condensed financial statements.

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Financial Statements
September 30, 2007
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

Accounts Receivable and Allowances for Uncollectible Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company regularly evaluates the collectibility of our trade receivable balances by monitoring past due balances. If it is determined that a customer will be unable to meet its financial obligation, the Company records a specific reserve for bad debts to reduce the related receivable to the amount that is expected to be recovered.  As of September 30, 2007 (unaudited) and December 31, 2006, the Company determined that no allowance for uncollectible accounts is necessary. If circumstances related to specific customers deteriorate, our estimates of the recoverability of receivables associated with those customers could materially change.

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
Office furniture and equipment                  3 - 5 years

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Financial Statements
September 30, 2007
(Unaudited)

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

Shipping and Freight Charges

The Company incurs costs related to shipping and handling of manufactured products, which amounted to $3,416 and $19,522 for the periods ended September 30, 2007 and 2006, respectively. These costs are expensed as incurred as a component of sales and marketing expense. The Company also incurs shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold. Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was approximately $176,650 and $52,250 during the periods ended September 30, 2007 and 2006, respectively.

Normal Spoils Costs

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales. Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold. The Company incurred $11,820 and $24,396 for spoils incurred after our products were received by our customers during the nine months ended September 30, 2007 and 2006, respectively. In addition, the Company incurred $2,297 and $24,396 for spoils that occurred while our raw materials were stored pending orders during the periods ended September 30, 2007 and 2006, respectively. The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the nine months ended September 30, 2007 and 2006, the Company had not booked an allowance for these costs.

Research and Development Costs

Research and development costs are expensed as incurred.
Distribution of Free Products

In order to generate interest in the Company’s dog food products, the Company sends sample products to investors, prospective buyers and consumers. The costs related to these samples are expensed as sales and marketing expenses. During the periods ended September 30, 2007 and 2006, the Company expensed $2,922 and $9,126, respectively related to samples.

Net Loss Attributable to Common Shareholders

Net income (loss) per share is calculated using the weighted average number of common shares outstanding for the period and diluted income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. There were 11,660,667 common stock shares outstanding for 30 days 11,992,667 for 28 days, 12,278,667 for 30 days, 13,874,667 for 63 days and 15,374,667 for 42 days, 15,454,667 for 32 days, 15,654,667 for 18 days and 16,216,439 for 30 days for the period ended September 30, 2007. This resulted in a weighted average number of common stock shares outstanding of 14,053,631. Net income (loss) per share and diluted net income (loss) per share are the same for all periods presented because common equivalent shares of 942,031 and 937,031 for the periods ended September 30, 2007 and 2006, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive. The common equivalent shares are a result of warrants issued for convertible debt.

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Financial Statements
September 30, 2007
(Unaudited)

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

2. BASIS OF PRESENTATION

The condensed financial statements as of September 30, 2007 and for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed financial statements should be read in conjunction with the audited financial statements of the year ended December 31, 2006 appearing in Form 10-KSB filed on July 16 2007.

The condensed financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,870,508 and a negative cashflow from operations of $753,121 for the period ended September 30, 2007, and had a working capital deficit of $3,199,373 and a stockholders’ deficit of $3,018,153 as of September 30, 2007. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the condensed financial statements to be prepared on a going concern basis.

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

Certain reclassifications have been made to the previously reported amounts to conform to the Company’s current period presentation. Effective March 31, 2006, the Company elected to reclassify certain expenses from cost of goods sold to sales and marketing expense to conform to this period’s income statement. The effect of this reclassification increases gross profit from $170,947 to $175,947 for the period ended September 30, 2006.

3. NEW ACCOUNTING PRONOUNCEMENTS

References to the "FASB", "SFAS" and "SAB" herein refer to the "Financial Accounting Standards Board", "Statement of Financial Accounting Standards", and the "SEC Staff Accounting Bulletin", respectively.
Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, account in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to the uncertain tax positions.

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

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Financial Statements
September 30, 2007
(Unaudited)

SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial condition, cash flows or disclosures through June 30, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows through September 30, 2007.

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

4. INVENTORIES

Detail of inventories at September 30, 2007 (unaudited) and December 31, 2006 is as follows:

	2007	2006

Raw materials	$67,439	$57,807
Packaging and supplies	84,286	89,515
Finished goods	80,186	42,496
	$231,911	$189,818
Allowance for Spoilage	(147,625)
Inventories, Net of Allowance	$84,286	189,818

As of September 30, 2007, the company has been allowed no access to its manufacturing warehouses or inventories. Since the finished goods are questionable, we have made an allowance for the entire inventory, including raw goods and finished product, to reflect management’s supposition that the current inventories and raw materials on hand are unsalvageable.

5. MACHINERY AND EQUIPMENT

Detail of inventories at September 30, 2007 (unaudited) and December 31, 2006 is as follows:

	2007	2006

Computer equipment and software	$66,023	$66,023
Furniture and fixtures	4,146	4,146
Packaging equipment	288,484	288,484
	358,653	358,653
Accumulated depreciation	(158,512)	(113,796)
	$199,941	$244,857

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Financial Statements
September 30, 2007
(Unaudited)

Included in machinery and equipment was $269,984 As of September 30, 2007 (unaudited) and December 31, 2006, of assets acquired under capital leases. Accumulated depreciation for these assets was $109,279 and $80,352 at September 30, 2007 and December 31, 2006, respectively.

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $44,917 and $41,601, respectively.

6. DEFERRED OFFERING COSTS

Deferred offering costs mainly consist of legal and accounting fees related to the filing of the Company’s Registration Statement on Form SB-2 (the “SB-2”). The Company’s SB-2 became effective in January 2007, and accordingly, the “Deferred Asset” of $289,721 was expensed for the period ended March 31, 2007.

7. OTHER ASSETS

Other assets include the following at September 30, 2007 (unaudited) and December 31, 2006:

	2007	2006

Prepaid assets	$--	$11,181
Deposits	9,260	12,985
Travel Advances	1,000	--
	$10,260	$24,166

8. OTHER CURRENT LIABILITIES

Other current liabilities include the following at September 30, 2007 (unaudited) and December 31, 2006:

	2007	2006

Interest payable	$116,986	$55,264
Deferred rent	25,875	26,070
State taxes	800	800
Accrued financing reimbursement	--	3,375
Other	22,987	29,622
	$166,648	$115,131

9. COMMITMENTS

Operating Leases

The Company leases its corporate offices under a non-cancelable operating lease expiring May 2010. The Company was unable to make regular lease payments for part of 2006 and much of 2005 and was in default of the lease. The Company reached an agreement in October 2006 to pay $10,000 bi-weekly until lease payments are current. There were no penalties assessed as a result of the default, however the Company is charged a monthly late fee, which is immaterial, on the lease payments in arrears. There were no penalties assessed as a result of the default, however the Company is charged a monthly late fee, which is immaterial, on the lease payments in arrears. Approximately $58,317 of lease payments payable is included in accounts payable as of September 30, 2007.

Capital Lease Obligations

The Company leases certain equipment under agreements classified as capital leases. The leases were recorded to reflect the present value of the net minimum lease payment, at acquisition date, using an interest rate of 16.62%. In March 2006, one of the leases was restated with slightly modified terms resulting in a reduction of the liability by approximately $9,000. As of September 30, 2007, the Company has total lease obligations of $85,547.

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Financial Statements
September 30, 2007
(Unaudited)

10. NOTE PAYABLE, RELATED PARTY LOAN AND CONVERTIBLE NOTES PAYABLE

At June 30, 2007 (unaudited) and December 31, 2006, outstanding debt consisted of the following:

		September 30,	December 31,
		2007	2006

(a)	Note payable, in default, interest accrued at 10% and due upon demand	$204,500	$219,500
(b)	Note payable to related party, interest at 20% and due on December 26, 2007	30,000	50,000
(c)	Convertible note payable, interest at 6%, due on March 14 and March 28, 2007	20,000
(d)	Notes payable to related parties, interest at 15% per annum. Interest and principal due on demand	445,038	415,000
(e)	Notes payable, interest at 15% per annum. Interest and principal due on demand	60,500	85,500
		760,038	770,000
	Less current portion	(760,038)	(770,000)
	Long-term portion	$--	$--

(a) Note Payable

On April 27, 2004, the Company entered into a note payable agreement with an individual to borrow $150,000 at 10% interest per annum. The note was payable on April 27, 2005. As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note. The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term. The Company paid $1,000 of interest during the note term and on April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees. The additional fees were also accrued as interest expense using the effective interest method. The Company made payments aggregating $18,000 during the new term and on September 30, 2005 became in default of this obligation. All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation of $232,000 at December 31, 2005. Accrued interest in the amount of $44,150 and $28,258 is included in interest payable at September 30, 2007 and December 31, 2006, respectively. The Company made principal payments of $15,000 and $12,500 for the period ended September 30, 2007 and the year ended December 31, 2006.

(b) Related Party Notes

On October 25, 2005, the Company entered into a related party loan with a relative of a shareholder in the amount of $50,000. The loan accrues interest at 20% per annum and is due in a lump sum of principal and accrued interest on maturity. The original due date of this note was April 26, 2006, which was subsequently extended for 60 days until June 26, 2006. On June 26, 2006, this note was extended again for an additional 18 months until December 26, 2007. On September 28, 2007, the Company converted $20,000 of the principal balance and all accrued interest of $19,266 into 261,772 shares of common stock. The debt was converted at $.15 per share when the market value on September 28, 2007 was $.25 per share. This 40% discount resulted in an expense for the Company of $26,177. Accrued interest in the amount of $0 and $11,863 is included in interest payable at September 30, 2007 and December 31, 2006, respectively.

(c) Convertible Notes Payable

On September 15, 2005, the Company commenced a private placement offering of convertible notes to raise up to $500,000. Pursuant to this offering, on each of September 15 and September 29, 2005, the Company issued a convertible debenture for $10,000. The September 15 debenture was due on March 15, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually in arrears on December 31, 2005, December 31, 2006 and March 15, 2007. The September 29 debenture was due on March 28, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually in arrears on December 31, 2005, December 31, 2006 and March 28, 2007. Each note holder has the option at any time to convert the principal amount of each note into shares of common stock at a conversion price at $0.65 per share. In addition, the conversion price is subject to adjustment in the event the Company issues additional shares of common stock for less than $0.65 per share. In connection with the issuance of each note, each note holder received a warrant to purchase 7,692 shares of common stock at an exercise price of $1.00 per share.  The Company is now in default on these obligations. There were no penalties assessed as a result of the default. Accrued interest in the amount of $2,449 is included in interest payable at September 30, 2007.

(d) Related Party Notes

On August 29, 2006, the Company entered into a related party loan with an officer/shareholder in the amount of $25,000. The loan accrues interest at 15% per annum and is due on demand. The Company made principal payments of $4,962 and $10,000 for the period ended September 30, 2007 and the year ended December 31, 2006. Accrued interest in the amount of $2,569 and $1,259 is included in interest payable at June 30, 2007 and December 31, 2006, respectively.

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Financial Statements
September 30, 2007
(Unaudited)

During the fourth quarter of 2006, the Company entered into related party loans with a shareholder in the aggregate amount of $400,000. The loans accrue interest at 15% per annum and are due on demand. Accrued interest in the amount of $53,507 and $8,630 is included in interest payable at September 30, 2007 and December 31, 2006, respectively.

On December 26, 2006 the Company borrowed additional funds of $25,000 from two individuals who became investors in 2007. The loans accrue interest at 15% per annum and are due December 26, 2007. Accrued interest in the amount of $2,856 and $52 is included in interest payable at September 30, 2007 and December 31, 2006, respectively.

On January 24, 2007, the Company entered into a related party loan with a shareholder in the amount of $10,000. The loan accrues interest at 15% per annum and is due on January 23, 2008. Accrued interest in the amount of $1,019 is included in the interest payable at June 30, 2007.

(e) Notes Payable

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals to fund current operations. The notes are due on October 13, 2007 and accrue interest at 15% per annum. The Company made payments of $2,000 during the period ended December 31, 2006. Accrued interest in the amount of $10,437 and $3,650 is included in interest payable at September 30, 2007 and December 31, 2006, respectively.

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

(f) Money Transferred

At the end of September, management withdrew corporate funds to pay cash for certain accounts payable and to make corporate purchases. Part of the funds were used to pay key management payroll.  After September month end, management deposited the remaining funds back into the corporate bank account.

11. INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets relate to net operating loss carryforwards incurred while the Company filed tax returns as a Subchapter S Corporation under the Internal Revenue Code of 1986 and are not considered material. A Subchapter S Corporation’s operating results pass through to shareholders, therefore no deferred tax accounting was appropriate when the Company had this structure. Effective January 11, 2006, the Company no longer qualified as a Subchapter S Corporation when a second class of stock was created. All operating loss carryforwards prior to January 11, 2006 are not available to offset future taxable earnings of the Company. There is no provision for federal income taxes because the Company has incurred operating losses. The Company has recorded a state income tax provision of $800, which represents the minimum Franchise Tax Fee in the State of California. The minimum Franchise Tax Fee cannot be offset with loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate $1,877,867 valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The loss carryforwards will begin to expire in 2026 and 2012 for federal and state, respectively.

The significant components of the Company’s deferred tax assets are as follows:

Deferred Tax Assets as of September 30, 2007
(unaudited)
	Federal	State
Net operating loss
2006	$2,513,266	$2,512,466
2007	1,870,508	1,869,708
	4,383,774	4,382,174

Tax rate	34.00%	8.84%

	1,490,483	387,384
Valuation allowance	(1,490,483)	(387,384)

	$--	$--

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Financial Statements
September 30, 2007
(Unaudited)
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

During the nine months ended September 30, 2007, the Company raised $802,000 and issued 4,294,000 shares of common stock from private placement.

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

The Series A Preferred Stock is entitled to cumulative dividends of 8% per annum and is payable on March 1st of each year beginning in 2006. Once issued, the Company will have the right, by agreement, to redeem the outstanding shares of Series A Preferred Stock at their liquidation value at anytime. For each share of Series A Preferred Stock that is redeemed, the holder also shall receive one share of the Company’s common stock in addition to the liquidation value. At June 30, 2007 and December 31, 2006, $90,400 and $45,200, respectively, is included in dividend payable in the accompanying condensed balance sheet. The liquidation preference, which includes the unpaid dividends, is valued at $655,400 and $610,200 at September 30, 2007, and at December 31, 2006, respectively.

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

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Financial Statements
September 30, 2007
(Unaudited)

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

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the nine months ended September 30, 2007 is as follows:

	Number of Units	Weighted Average Exercise Price Per Share
Outstanding, Beginning of Period	937,031	$0.51

Granted	5,000	0.50

Forfeitures	--	--

Outstanding, End of Period	942,031	$0.51

Exercisable, End of Period	942,031	$0.51

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2006 was 2.5 years.

13.           SUBSEQUENT EVENT

On October 28, 2007 a related party converted approximately $50,000 of debt into common stock, based on a discount of 40% of the closing market price of the stock, resulting in a decrease in notes of $50,000 for approximately 311,000 shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Summary of the Company and its Current Status

The Company produces, markets and sells super-premium dog food primarily through supermarkets and grocery stores under the brand name BowWow Breakfast Cereal™, which we refer to in this Form 10-QSB as BowWow Breakfast. The Company has never operated at a profit and is currently under significant financial strain because as of November 2, 2007, it had under $1,000 in operating funds. The Company’s total sales for the first nine months of 2007 were approximately $57,176. The lack of significant sales results from the fact that the Company does not have the funds necessary to manufacture any of its products, and it does not have any funds to market its products or to pay any other costs necessary to place its products in stores where they can be sold. Without an immediate capital infusion in the near future, and without a significantly substantial additional infusion of capital within a short time thereafter, the Company may be forced to limit its operations severely, and it may not be able to survive.

The Company’s Business Model

We produce, market and sell super-premium dog food primarily through supermarkets and grocery stores under the brand name BowWow Breakfast Cereal™, which we target specifically for the morning meal.  Our product forms and packaging are designed as a breakfast cereal, and we currently offer three breakfast cereal products under the BowWow Breakfast brand.

If we are successful in attracting enough additional capital in the form of equity and or debt, then we plan to formulate a variety of other product concepts in addition to the BowWow Breakfast brands. We intend to expand by offering additional packaging alternatives with our existing flavors. Although we have initially focused on commercializing existing product concepts, we also intend to explore opportunities to expand within existing product categories and to create new product lines. Each of these new initiatives will require substantial capital to undertake and implement, and as of this time we have not identified or received commitments from any sources of capital.

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

We intend to generate revenue in the future from the sales of super-premium dog food products to big box and mass merchants which we refer to in this section as mass merchant customers, as well as our existing supermarket and grocery store customers, where slotting has been paid, which we refer to in this section as retail customers. Our revenue arrangements with mass merchant customers do not include sales incentives and other promotional costs such as coupons, volume-based discounts and off-invoice discounts. In addition, we do not anticipate paying “slotting fees,” which are fees paid based on an oral arrangement with a retail customer to have our products placed on its shelves. Slotting fees are a one-time fee paid to a retail customer. Additional slotting fees may be incurred with a retail customer in the future if additional products are sold through that retail customer. As we continue to build out our distribution network, we anticipate incurring additional slotting fees. We record slotting fees as a reduction of gross sales. We currently do not have sufficient funds to pay the slotting fees necessary to shelve our products with most retail customers at a level necessary to sustain our operations or to generate revenue.

Results of Operations for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

The following discussion of the results of operations should be read in conjunction with our condensed financial statements and notes thereto for the nine months ended September 30, 2007 included in this Form 10-QSB.

There was an increase in the cost of products shipped for the nine months ended September 30, 2007 as compared to the period ended September 30, 2006. The increase was mainly due to a $5,000 addition in product purchases during the period ended September 30, 2007 compared to the period ended September 30, 2006. In addition, a significant amount of exterior packaging was recycled due to a change in product ingredients resulting in an increase in inventory shrink of $2,300. There was an inventory allowance established during the period ending September 30, 2007 of $147,625 due to the fact that management was locked out of the storage facility and management does not know if the inventory is saleable.

Our other operating expenses consisted of:

•	Sales and marketing expenses, which includes shipping costs related to manufactured products and advertising costs;
•	spoils expenses related to manufactured products;
•	general and administrative expenses;
•	interest expense; and
•	depreciation and amortization expense.

Net sales for the nine months ended September 30, 2007 were $68,382, compared to net sales of $96,642 in the comparable period in 2006. Net sales consist of sales, net of discounts, offset by slotting and sales incentive fees. Sales, net of discounts, decreased in the nine months ended September 30, 2007 to $43,488 from $87,718 in the comparable period in 2006.  This decrease occurred due to a longer than expected delay in delivering our products onto the shelves of supermarkets and post delivery spoilage costs of approximately $11,800. Slotting fees, which normally decrease net sales, resulted in an increase of net sales by $25,000 for the nine months ended September 30, 2007 compared to an increase of $8,924 in the comparable period in 2006. The increase for the nine months ended September 30, 2007 is due to the reversal of a prior year adjustment. The increase for the comparable period in 2006 was the result of a settlement due to a customer’s inability to provide shelf space.

Cost of goods sold was $216,321 for the nine months ended September 30, 2007, compared to $166,335 in the comparable period in 2006. The increase in cost of goods sold was due to decreased sales volume, resulting in the Company’s inability to keep costs for products shipped as low as in prior periods, as well as the allowance for the spoilage of all the finished goods and raw materials.

The components of cost of goods sold for each period are as follows:

	September 30,
	2007	2006

Freight		4,465
Fulfillment	3,416	14,500
Cost of products shipped	62,983	147,370
Spoilage	149,922	9,0365
Total cost of goods sold	216,321	166,335

Operating expenses were $1,774,927 for the nine months ended September 30, 2007 compared to $1,532,389 in the comparable period in 2006.  Of this increase, general and administrative expenses were $1,504,808 for the nine months ended September 30, 2007 versus $1,274,611 in the comparable period in 2006.  The increase in these expenses during the period ended September 30, 2007 is primarily the result of recognizing deferred offering costs, additional costs associated with the hiring of new sales and office personnel, payment of salaries accrued in 2006 and new costs for SEC filings.

Also included in our increased operating expenses between the quarter ended September 30, 2007 and the quarter ended September 30, 2006 was an increase in our sales and marketing costs, from $158,111 for the period ended September 30, 2006 to $232,932 for the period ended September 30, 2007. This increase is primarily the result of our increased marketing and sales efforts in retail promotions, print and radio ads in 2007. During the period ended September 30, 2007, we exerted significant efforts to advertise, market and sell our product, in trade magazines for retail customers to carry the BowWow Breakfast brand.

Liquidity, Capital Resources and Going Concern

For the nine months ended September 30, 2007, the Company incurred a net loss of $2,018,133 and a negative cash flow from operations of $700,216 as compared to a net loss of $1,692,243 and a negative cash flow from operations of $1,205,190 for the corresponding period in 2006.  In addition, the Company had a working capital deficiency of $3,136,797 and a stockholders’ deficiency of $3,165,778 as of September 30, 2007, compared to a working capital deficiency of $1,897,620 and a stockholders’ deficiency of $1,969,888 as of December 31, 2006. These matters raise substantial doubt about our ability to continue as a going concern.

Our principal sources of liquidity have been sales of equity securities and borrowings. To meet our current requirements to operate, the Company is currently attempting to undertake the sale of some of its common shares to raise additional funds. There are currently no commitments or other known sources for this funding. If these funds are obtained, our principal uses would be to complete and fund our operations, to pay for expanded marketing, advertising and promotional activities, for mass merchant customer placement as well as retail customer placement, where store placement fees (slotting allowances), have been paid and for working capital purposes, including accounting, audit and legal expenses for SEC filings and other matters. As of September 30, 2007, we had cash and cash equivalents of $16,297. Until cash generated from operations is sufficient to satisfy our future liquidity requirements, we are investigating purchase order and slotting funding from different sources. In addition, we will be looking to seek additional funds through the issuance of additional equity and debt with another round of funding. There are currently no commitments or other known sources for this funding.  If these funds are obtained, it would result in additional dilution to our stockholders. Financing may not be available in the future in amounts or on terms acceptable to us, if at all.

At September 30, 2007, the Company had operating funds of $16,297, and it is in need of substantial, immediate funding in order to continue operating. If the Company does not receive immediate capital infusions by the beginning of the fourth quarter of 2007, the Company will at least have to limit its operations severely, and it may not be able to survive.

Debt Service

On April 27, 2004, the Company entered into a note payable agreement with an individual to borrow $150,000 at 10% interest per annum. The note was payable on April 27, 2005. As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note. The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term. The Company paid $1,000 of interest during the note term and on April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees. The additional fees were also accrued as interest expense using the effective interest method. The Company made payments aggregating $18,000 during the new term and on September 30, 2005 became in default of this obligation. All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation of $232,000 at December 31, 2005. Accrued interest in the amount of $44,150 is included in interest payable at September 30, 2007. The Company made principal payments of $15,000 for the nine months ended September 30, 2007.

On September 15, 2005, the Company commenced a private placement offering of convertible notes to raise up to $500,000. Pursuant to this offering, on each of September 15 and September 29, 2005, the Company issued a convertible debenture for $10,000.  The September 15 debenture was due on March 15, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually in arrears on December 31, 2005, December 31, 2006 and March 15, 2007. The September 29 debenture was due on March 28, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually in arrears on December 31, 2005, December 31, 2006 and March 28, 2007. Each note holder has the option at any time to convert the principal amount of each note into shares of common stock at a conversion price at $0.65 per share. In addition, the conversion price is subject to adjustment in the event the Company issues additional shares of common stock for less than $0.65 per share. In connection with the issuance of each note, each note holder received a warrant to purchase 7,692 shares of common stock at an exercise price of $1.00 per share. The Company is now in default on these obligations. Accrued interest in the amount of $2,449 is included in interest payable at September 30, 2007.

On October 25, 2005, the Company entered into a related party loan with a relative of a shareholder in the amount of $50,000.  The loan accrues interest at 20% per annum and is due in a lump sum of principal and accrued interest on maturity. The original due date of this note was April 26, 2006, which was subsequently extended for 60 days until June 26, 2006. On June 26, 2006, this note was extended again for an additional 18 months until December 26, 2007. On September 28, 2007, the Company converted $20,000 of the principal balance into 133,333 shares of common stock, leaving a balance of $30,000. Accrued in amount of $19,266 is included in interest payable at September 30, 2007. The note was paid in full by the issuance of common stock. See "Item 2. Unregistered Sale of Equity and Use of Proceeds."

On August 29, 2006, the Company entered into a related party loan with an officer/shareholder in the amount of $25,000. The loan accrues interest at 15% per annum and is due on demand. The Company made payments of $10,000 during the year ended December 31, 2006. Accrued interest in the amount of $2,569 is included in interest payable at September 30, 2007.

During the fourth quarter of 2006, the Company entered into related party loans with a shareholder in the aggregate amount of $400,000. The loans accrue interest at 15% per annum and are due on demand. Accrued interest in the amount of $56,507 is included in interest payable at September 30, 2007.

On December 26, 2006, the Company borrowed additional funds of $25,000 from two individuals who became investors in 2007. The loans accrue interest at 15% per annum and are due December 26, 2007. Accrued interest in the amount of $2,856 is included in interest payable at September 30, 2007.

On January 24, 2007, the Company entered into a related party loan with a shareholder in the amount of $10,000. The loan accrues interest at 15% per annum and is due on January 23, 2008. Accrued interest in the amount of $1,019 is included in the interest payable at September 30, 2007.

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals to fund current operations.  The notes are due on October 13, 2007 and accrue interest at 15% per annum. The Company made payments of $2,000 during the year ended December 31, 2006. Accrued interest in the amount of $10,437 is included in interest payable at September 30, 2007.

On February 21, 2007, the Company borrowed additional funds of $22,500 from an unrelated individual to fund current operations. The note, which was due March 1, 2007, was paid in full February 27, 2007. The Company issued 5,000 warrants for this short term loan.

During the period ended September 30, 2007, two note holders also became investors.  As a result, $25,000 in short-term notes payable at December 31, 2006 was reclassed to short-term notes payable related party.

Historical Trends

Cash Flows from Operating Activities. We used $700,216 of cash flows from operating activities during the nine months ended September 30, 2007 compared to $1,205,190 in the comparable period in 2006. Cash flows were primarily used for additional product purchases; recycling exterior packaging due to a change in product ingredients; prepaid inventory, other assets and deposits; sales and marketing expenses of, which includes shipping costs related to manufactured products and advertising costs; spoils expenses related to manufactured products; $230,197 in general and administrative expenses; and $5,244 in bank overdraft.

Cash Flows from Investing Activities. There was no cash flows used or from investing activities during the nine months ended September 30, 2007 and $28,000 during the comparable period in 2006.

Cash Flows from Financing Activities. Cash provided by financing activities totaled $841,326 and $1,327,132 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The primary sources of cash for the nine months ended September 30, 2007 were proceeds from sale of common stock of $841,326.

Capital Expenditures

As of November 2, 2007, the Company had under $1,000 in operating funds and is in need of substantial, immediate funding in order to continue operating. If the Company does not receive immediate capital infusions by the beginning of the fourth quarter of 2007, the Company will at least have to limit its operations severely, and it may not be able to survive. The Company intends to use all of the capital it receives in the future to complete and fund its operations, to pay for expanded marketing, advertising and promotional activities, for additional grocery store placement fees (slotting allowances) and for working capital purposes, including accounting, audit and legal expenses for SEC filings and other matters. These items indicate our present estimate of our use of any capital we raise, however, we may reallocate the proceeds or utilize the proceeds for other business purposes.  The actual expenditures may vary from these estimates because of a number of factors, including whether we obtain additional funding, what other obligations we have incurred, the amount of sales of our products and other matters. The amount of capital that we will need in the future will depend on many factors, including:

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

The Company leased its corporate offices under a non-cancelable operating lease expiring May 2010. The Company was unable to make regular lease payments for part of 2006 and much of 2005 and was in default of the lease. Approximately $35,365 of lease payments payable is included in accounts payable as of September 30, 2007.

The Company leases certain equipment under agreements classified as capital leases.  The leases were recorded to reflect the present value of the net minimum lease payment, at acquisition date, using an interest rate of 16.62%.  In March 2006, one of the leases was restated with slightly modified terms resulting in a reduction of the liability by approximately $9,000. As of September 30, 2007, the Company has total lease obligations of $98,289.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense.  As of September 30, 2007, the Company has no accrued interest or penalties related to the uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial condition, cash flows or disclosures through September 30, 2007.

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

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company has adopted the FSP and determined that it has no material impact on its financial condition, results of operations, cash flows or disclosures through September 30, 2007.

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

Accounts Receivable and Allowances for Uncollectible Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company regularly evaluates the collectibility of our trade receivable balances by monitoring past due balances.  If it is determined that a customer will be unable to meet its financial obligation, the Company records a specific reserve for bad debts to reduce the related receivable to the amount that is expected to be recovered. At September 30, 2007, the Company determined that no allowance for uncollectible accounts is necessary. If circumstances related to specific customers deteriorate, our estimates of the recoverability of receivables associated with those customers could materially change.

Inventories

Inventories consist of raw materials, packaging and supplies and finished goods and are valued at the lower of cost (first-in, first-out (FIFO) method) or market.

Revenue Recognition, Sales Incentives and Slotting Fees

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. The Company’s revenue arrangements with its customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts. These costs are typically referred to collectively as “trade spending.”  Under EITF No. 00-14, EITF No. 00-25 and EITF No. 01-09, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue.  Slotting fees refer to oral arrangements under which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee.  Given that there are no written contractual commitments requiring retail grocers to allocate shelf space for twelve months, we expense the slotting fees at the time orders are first shipped to customers.  During the period ended December 31, 2006, the Company settled with a major customer for previously accrued slotting fees.  The customer had been acquired in December 2005 and after the merger it was unable to deliver the shelf space and outlets originally contemplated by the original agreement. The previously agreed obligation of $219,535 was adjusted due to this change in circumstance. This adjustment was recorded as a reduction to slotting fees, resulting in slotting income of $144,535 for the period ended September 30, 2006. The Company recorded slotting income of $25,000, rather than an expense for the nine months ended September 30, 2007 due to the reversal of a prior year adjustment.

Spoils Costs

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales. Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold. The Company incurred $11,820 and $24,396 for spoils incurred after our products were received by our customers during the nine months ended September 30, 2007 and 2006, respectively. In addition, the Company incurred $2,297 and $9,036 for spoils that occurred while our raw materials were stored pending orders during the periods ended September 30, 2007 and 2006, respectively. The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the nine months ended September 30, 2007, the Company booked an allowance for these costs of $147,625 because of a dispute with the landlord of the location holding inventory. The owner has not allowed representatives of the Company to examine the remaining inventory, so management established the allowance.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Going Concern

The report of our independent registered public accountants on our audited financial statements for the year December 31, 2006 contains an explanatory paragraph regarding our ability to continue as a “going concern.” At that time, we had only a limited amount of assets and no capital commitments. Although we raised a net amount of approximately $841,326 in private placements to accredited investors between December 31, 2006 and October 2007, we are still in need of substantial immediate funding in order to continue operating, and if we are unable to raise significant substantial infusions of capital within the near future, the Company will be forced to limit its operations severely, and it may not be able to survive. Ultimately, our ability to continue to finance our operations and research and development efforts, as well as profitability, will depend on our ability to generate sufficient revenue from the sales of our products.

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

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 25, 2005, a relative of an affiliate of the Company (the "Noteholder") loaned $50,000 to the Company evidenced by a promissory note (the "Note"). Between September 29 and October 30, 2007, the Company issued 444,446 shares of its common stock to the Noteholder in full satisfaction of all moniues owed pursuant to the Note, including principal and interest. The affiliate of the Company disclaims any beneficial interest in the Note or the common stock issued to the Noteholder.

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

All American Pet Company, Inc.
Registrant

Date: November 19, 2007 By: /s/ Barry Schwartz Barry Schwartz Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer