Form 10QSB/A
period 2007-09-30
ALL AMERICAN PET COMPANY, INC.
filed 2007-12-13
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

As of November 13, 2007, the Registrant had 16, 216, 439 shares outstanding of its $.001 par value common stock.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In accordance with a private placement memorandum dated February 1, 2007 (the “PPM”), all American Pet Company, Inc. (the “Company”) sold 248,000 shares of its common stock at $.50 per share for an aggregate amount of $124,000. The PPM provided protection for investors from dilution from the sale by the Company of its common stock at prices less than $.50 per share prior to August 1, 2007. The investors are permitted to exchange their entire investment for an investment in any such future financing by the Company in the same amount as the investor invested in the PPM. Between the close of the PPM and August 1, 2007, the Company sold shares of its common stock at $.10 per share. Therefore, under the terms and conditions of the PPM, the PPM investors are permitted to adjust the price of there investment from $.50 to $.10 per share by receiving additional shares of common stock. The Company is currently in the process of issuing an additional 992,000 shares of its common stock to the investors of the PPM.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

All American Pet Company, Inc.
Registrant

Dated: December 13, 2007	/s/ Barry Schwartz
Barry Schwartz
Chief Executive Officer; Chief Financial Officer and Principal Accounting Officer