Form 10-K
period 2008-12-31
ALL AMERICAN PET COMPANY, INC.
filed 2009-12-23
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33300

ALL AMERICAN PET COMPANY, INC.

(Exact name of registrant as specified in its charter)

Maryland	91-2186665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 Wilshire Blvd., Suite M200
Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:  (310) 424-1600

Securities registered under Section 12(b) of the Act:

Common Stock, $0.001 par value
(Title of class)

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $1,083,315.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2008 was 25,387,260 shares.

USE OF FORWARD LOOKING STATEMENTS IN THIS REPORT

This Annual Report contains forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

•	our business plan;

•	the commercial viability of our technology and products incorporating our technology;

•	the effects of competitive factors on our technology and products incorporating our technology;

•	expenses we will incur in operating our business;

•	our liquidity and sufficiency of existing cash;

•	the success of our financing plans; and

•	the outcome of pending or threatened litigation.

You can identify these and other forward-looking statements by the use of words such as “may”, “will”, “expects”, “anticipates”, “believes”, “estimates”, “continues”, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading “Risk Factors”. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

The information contained in this Annual Report is as of December 31, 2008, unless expressly stated otherwise.

As used in this report, the term Company refers to All American Pet Company, Inc., a Maryland corporation.

PART I

ITEM 1. BUSINESS

Overview

The Company produces healthy products for dogs, with the core product being super premium dog food. We produce, market and sell super-premium dog food under the brand names Grrrnola™ Natural Dog Food, BowWow Breakfast Cereal™, and a full line of super premium dog nutritional bars (a full 8 ounce meal serving)in a 4 ounce bar that are portable, convenient and healthy. We believe that this new form of super premium dog food will revolutionize the industry for the dog “on the go”. Just as Kellogg revolutionized the industry with their Nutra-Grain Bars for humans, creating a $3.4 billion category, the All American Branded Bars for Dogs will be the industry phenomenon in pet food. Our market strategy will open the category with healthy and natural “Grrrnola Bars” for dogs and will be targeted to the mass merchants, pet centers, supermarket and drug store chains.

The Company has never operated at a profit, and is currently under significant financial strain primarily because at December 31, 2008 it had a book overdraft of $9603.00.  The Company focused all of its efforts on developing new dog food products to meet the needs of a re-launch of its products to supermarkets the Company’s only focus prior to 2008 as well as the mass merchandisers, drug stores and convenience stores. had no sales for the year ended December 31, 2008. The company utilized its limited working capital on product development and did not have the required financing to properly support manufacturing of its products, and to provide the required funds for marketing or to fund the costs required to place its products in stores where they could be sold.

All American Pet Company, Inc. a New York corporation (“All American Pet New York”) was initially organized under the laws of the State of New York in February 2003. In January 2006, All American Pet New York merged (the “Merger”) into All American Pet Company, Inc. a Maryland corporation (“All American Pet Maryland”).  As used in this report, the term Company refers to All American Pet Company New York before the Merger, and to All American Pet Maryland after the Merger.

Our executive offices are located at 9601 Wilshire Boulevard, Suite M-200, Beverly Hills, California 90210 and our telephone number at that location is (310) 424-1600.  Our website is www.aapbrands.com.  The information on our website is not, and shall not be deemed to be, a part of this report or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Our Products

We produce, market and sell super-premium dog food under the brand names Grrrnola™ Natural Dog Food, BowWow Breakfast Cereal™, and a full line of super premium dog nutritional bars (a full 8 ounce meal serving)in a 4 ounce bar that are portable, convenient and healthy.  We plan on expanding these product lines with additional packaging alternatives, additional flavors and additional bars (e.g. Nutritional Bars, Energy Bars, Food Supplement Bars and Power Bars) if we are able to secure adequate funding to do so.

Our Business Model

Based on our review of the available products in the dog food market, we believe we have developed the first line of commercial dog food specifically targeted for the morning meal.  As part of our marketing strategy, we have shaped and packaged our products similar to breakfast cereals. Bow Wow Breakfast™ Cereal is the first line of super premium breakfast foods for dogs. Bow Wow Breakfast provides a complete and balanced start to any dog’s day! Our premium blend of natural ingredients provides essential nutrients optimized to promote dog nutrition, health and vitality. Unlike most dry dog food, chicken is the foundation of our nutritious cereal because we believe that meat should be the main ingredient in any dog food-not grains. It is vitamin fortified, no sugar is added and provides taurine for heart health and l-carnitine to help convert fat to energy. Bow Wow Breakfast provides more complete nutrition than other leading brands and is available in three flavors and textures;  Chompions,™ Chewabunga™ and Fido Flakes.™ Bow Wow Breakfast products are made in the USA – 100% SAFE and 100% WHEAT GLUTEN FREE FORMULA have never been affected by any pet food recall. Our formula includes ingredients, which we believe are higher in nutrition than almost all other dog food formulas currently on the market. All ingredients are of U.S. origin and produced under the strictest FDA and AAFCO guidelines.  It will also be available in handy and convenient “bars”.

Grrr-nola™ Natural dog food is a multi-meal every-day super premium dog food formula. Veterinary health experts recommend feeding dogs twice a day— breakfast being one of those meals—to lower the risks of obesity, diabetes, cardiac stress and minimizing bloating. It is the same natural formula as Bow Wow Breakfast Cereals without the food coloring. Grrr-nola is made in the USA – 100% SAFE and 100% WHEAT GLUTEN FREE, and has never been affected by any pet food recall. All ingredients are of U.S. origin and produced under the strictest FDA and AAFCO guidelines.   It will also be available in handy and convenient “bars”.

Bow Wow Breakfast Bars and Grrrnola Bars have been developed and introduced as the first full line of super premium dog food bars in the United States. These nutritional dog food bars, (a full 8 ounce meal serving), in a 4-ounce bar that are portable, convenient and heart healthy. Just as Kellogg revolutionized the industry with their Nutra-Grain Bars creating a $3.4 billion category, the All American branded meal replacement bars will create the same effect in the humanization for dogs.

Our bars are made in the USA – 100% SAFE and 100%  wheat gluten free, and have never been affected by any pet food recall. All ingredients are of U.S. origin and produced under the strictest FDA and AAFCO guidelines.

We have arrangements with non-affiliated dog food manufacturers to produce our products according to our specific instructions.  We have approached mass merchants, pet centers, supermarket chains and drug store chains to shelve and sell our products in their stores.  Through this process, we have developed an internal sales team and outside merchandising experts to market our products, and to increase public awareness of our products.  If our efforts to shelve our products are successful, we will enter into purchase orders with manufacturers for the delivery of specified amounts of our products, which we will in turn distribute to stores that have agreed to shelve our products.

We are currently the only dog food company which recommends on its packaging that dogs should be fed two meals a day, and we are the only dog food company that is endorsed by a cardiac veterinarian surgeon. In addition, we are the only dog food company in the United States, which has developed a proprietary formula for a dog food bar that has the consistency of a candy bar with the nutritional content of our super premium formula.

Educating the public regarding our products and the benefits dogs will receive from our products is an important aspect of our business. We have used the latest media and promotional techniques to educate consumers about the health benefits of our dog food products, which will in turn, we believe, lead to sales of our products. The current media driven tools we have used include, direct marketing and data gathering programs, internet marketing, strategic media, promotional alliances, traditional and non-traditional advertising campaigns and national, local and print news interviews. We also intend to use loyalty mass mailers, "end cap" displays and related sales promotions, and high profile shopping center publicity events.

In the first and second quarters of 2009 we have focused on expanding distribution of products through mass merchant retailers, pet centers, supermarket and drug store chains. We no longer have an agreement with a marketing firm to assist in the promotion and sales of our products to the supermarket retailers, but we have engaged a public relations firm to assist us in the sales of our products to retailers and have hired internal sales personnel to accomplish our goals.

We began developing the formulation of our line of super-premium dog food in March 2003, and spent 18 months developing production in the U.S. with the strictest adherence to government regulations and domestic raw materials to insure the highest quality product. Management also developed the packaging and marketing materials and launched its sales strategy in late 2005 and 2006. During the product launch the company developed distribution channels that resulted in the placement of the BowWow Breakfast product line in 7,800 supermarket chain stores.

Manufacturing

We currently rely on one non-affiliated dog food manufacturer, C.J Foods, Inc., which produces our dog food, and three non-affiliated packaging companies (two that produces the cartons for our products, and two of which will produce the bags for packaging our products and one that produces the wrappers for our bars). We purchase approximately 86% of the materials necessary for the production of our products from these six parties.  We purchase the other 14% of the materials necessary for the production of our dog food, which includes the master cases to house our dog food bags and boxes, as well as the pallets on which our cases of dog food are shipped, from various packaging and shipping companies.  We do not maintain supply agreements with these parties, but instead purchase products through the use of purchase orders in the ordinary course of business.

Sales and Marketing

The wholesale price for the Company's products is $1.00 per pound, and the Company has never operated at a profit.  The lack of sales in 2008 resulted from the fact that we did not have the funds necessary to manufacture or promote any of our products, and we did not have any funds to market our products or to pay any other costs necessary to place our products in stores where they could be sold.

Our ability to market successfully our products is essential to our business. During 2008, we did not have sufficient financial resources to support an effective marketing program, and consumers were largely unaware of our products.  In addition, because we did not have adequate financial resources to distribute marketing materials to consumers, develop internet viral marketing programs and social network programs that were available to us, we were unable to disseminate information about our products on a broad scale, and we were unable to "target-market" possible consumers.

Marketing All American Pet’s brands began in 2009 with running trade advertising to build the presence of our product line with buyers and retail merchandisers. We started building awareness for our brands in every way using every media, mostly through editorials about our product lines through Public Relations, which included TV appearances that were virally distributed.  We started promoting multi location charity events that raised funds for canine cardiac care for dogs and we have supported people with dogs who are contemplating giving up their dogs due to today’s economics of rising unemployment, rising foreclosures, higher costs of veterinary care and overflow of shelters. We started a program of “Keeping Family’s Together” which assists people and their dogs that have a need for help.  In the last two quarters of 2009, our products were accepted in approximately 7,500 stores, ranging from supermarkets and drug store chains as well as military commissaries.  To achieve our sales goals in 2010, we will need to shelve our products in approximately 11,000 stores by the end of 2010.  In order to shelve our products in stores, we will require significant additional capital to be able to pay slotting fees and to manufacture and deliver our products, which we currently do not have.  There is no assurance that we will be able to raise sufficient capital to meet our sales goals.

Our marketing efforts were severely constrained in 2008 due to a lack of sufficient funding and we were forced to cancel our agreement with a consumer packaged goods marketing company, due to our inability to pay slotting fees and to conduct the marketing necessary to satisfy the promotional calendars of supermarket retailers. We also terminated the services of a food broker specializing in the mass-merchandising club card business.  Like the former consumer packaged goods marketing company, the food broker had established contacts in the mass merchant space, and was well known in the retail industry, having worked with all the mass merchant retailers.

As discussed elsewhere in this Annual Report on Form 10-K, our marketing and promotional activities have been severely constrained due to a lack of funding.  However, the Company engaged a marketing professional as well a public relations team to create brand awareness with TV, radio, print, online viral marketing and social networking. In the last six months we entered into a marketing partnership with Disney/Pixar to promote their first joint animated 3D movie “UP”.  We handed out over 150,000 samples of our products in close to one hundred theatre locations nationwide that premiered the movie. In the last 4 months we created a nationwide viral marketing contest known as the “Cutest Dog Competition” which has given us over a quarter of a million (250,000) registered voters with more than sixty thousand (60,000) active photo entries. In the last eight weeks of the “Cutest Dog Competition”, we received an average of two million five hundred thousand-page views per day with over one hundred and fifty four million (154,000,000) total page views.  In this time period this website has moved into the top three thousand (3,000) most visited websites on the Internet.  The winner of the “Cutest Dog Competition will be announced on our website as well as at a major venue on Thanksgiving Day. Prizes have been distributed weekly for regional winners, and the top regional winners will qualify for a trip to the final event.  Regional winners from all over the country will then compete for the title of the “Cutest Dog Competition” and that Winner will become a $1 million winner.

We intend to participate in these and similar events in the future to enhance our position in an attempt to secure corporate promotional alliances and sponsorships, and to create a virtual community on the Company's website through interactive consumer participation.  Unless and until we obtain sufficient funding, we will not be able to participate in these events.

It is important to recognize that although we have expended significant resources to market our products as described above, we will not be able to implement or utilize these opportunities and arrangements unless we obtain the capital necessary for such implementation and/or utilization in the near future.

Competition

The pet food business is highly competitive.  Virtually all of the manufacturers, distributors and marketers of pet food have substantially greater management, financial, brand recognition, research and development, marketing and manufacturing resources than we do. Competitors in the super-premium pet food market include, among others: Colgate-Palmolive Co. whose major brands include Hills' Science Diet; Proctor and Gamble whose major dog food brands are Iams and Eukanuba and Nestle Corporation whose major dog food brands are Purina.

In addition, we compete with current supermarket high-priced dog foods, as well as premium dog foods offered in the specialty pet stores and mass merchants.  We believe that the dog food recall that occurred in 2008 and 2009 has led to the opening of some shelf space in supermarket stores and mass merchants, pet centers as well as drug store locations.  Although dominant existing premium pet food brands are not currently available in supermarkets and mass merchants, there can be no assurance that this situation will continue because barriers to entry in our industry are relatively low especially for existing brands with greater financial and marketing capabilities than us.

Regulation

We are subject to a broad range of federal, state and local laws and regulations intended to protect public health, natural resources and the environment. Our operations are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (“FDA”), the Department of Agriculture (“DOA”) and various state and local authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Due to the widely publicized pet food recall from 2007-2009, both our Company and our dog food supplier are doing more quality assurance testing for melamine, and other potential contaminants. A task force has been established to assert more stringent “country of origin” labeling. We will be working with our supplier and the FDA in solving this industry wide issue. In addition, we will require our supplier to test all flour samples for melamine with the new test curve set up to handle contaminants. Our manufacturer will also be researching amino acid profiling of new suppliers to validate the legitimacy of protein sources.

Employees

As of December 31, 2008, we had two full-time employees both of whom were our two officers. We also had one consultant who works with us on a part-time basis to assist in local marketing and public relations activities.

ITEM 1A. RISK FACTORS

The Company faces a number of significant risks associated with its current plan of operations. These include the following:

Our business is difficult to evaluate because we have a limited operating history.

The Company was formed in February 2003, and has incurred losses in each period since commencing operations. From the time of our formation until the end of 2004, we formulated and tested our products. We did not begin to sell our products until the beginning of 2005 and were forced to stop manufacturing and selling our products in 2007 due to a lack of funding.  To date, we have generated limited revenues and the development of our business plan will require substantial capital expenditures. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including, but not limited to limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and the inability to respond effectively to competitive developments and to attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain profitable operations, or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

We have never generated any significant revenues, have a history of losses, and cannot assure you that we will ever become or remain profitable.

We have not yet generated any significant revenue from operations and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to general and administrative expenses, and sales and marketing activities. We have funded all of our activities through sales of our securities.  We anticipate net losses and negative cash flow to continue for the foreseeable future until such time as revenue is generated in sufficient amounts to offset operating losses.  Due to limited financial resources, we have significantly curtailed our sales and marketing efforts during the past year. Consequently, we will need to generate significant additional revenue from financing activities to fund our operations until we can once again recommence sales and marketing activities, manufacturing of our products and placement of our products in stores for sale to consumers. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our sales and marketing efforts, and our ability to manufacture and sell our products. There can be no assurance that we will ever generate revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan.

We have been the subject of a going concern opinion from our independent public accountants, raising a substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants included an explanatory paragraph in their audit report in connection with our 2008 financial statements stating that because we have incurred a net loss of  $1,534,894 and a negative cash flow from operations of  $238,237 for the year ended December 31, 2008 and had a working capital deficiency of  $3,469,450 and a shareholders' deficiency of  $3,443,450 at December 31, 2008, there is substantial doubt about our ability to continue as a going concern.  These factors, along with others, may indicate that we will be unable to continue as a going concern for a period of twelve months or less.

Our continuation as a going concern is dependent on our ability to raise additional funds through private placements of our common stock sufficient to pursue our business plan to meet our current obligations and to cover operating expenses during 2008. Without an immediate capital infusion in the near future, and without a significantly substantial infusion of capital within a short time thereafter, we may be forced to limit our operations severely further, and may not be able to survive.  There is no assurance that we will be able to secure additional funding in the future, and in the event we are unable to raise additional capital in the near future, it is probable that any investment in the Company will be lost.

We have had negative cash flows from operations and our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

We have had negative cash flows from operations, and as of December 31, 2008, we had a bank overdraft of $9,603.  To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our products to market. We do not have sufficient funds to satisfy our short-term cash requirements.

We have a working capital deficit, which means that our current assets on December 31, 2008 were not sufficient to satisfy our current liabilities on that date.  We had a working capital deficit of $3,469,450 at December 31, 2008, which means that our current liabilities exceeded our current assets on December 31, 2008 by that amount. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2008 were not sufficient to satisfy all of our current liabilities as of that date.

We need significant additional funds to maintain and develop our business.

As of December 31, 2008 our expenses ran at a “burn rate” of approximately $87,000 per month.  Our current capital resources are insufficient to fund operations at the present time, and we will require substantial additional capital in order to sustain our operations, fund sales and marketing activities, pay for the manufacture of our products, and implement our business plan during the year ending December 31, 2008 and beyond. Our ability to continue as a going concern is dependent on our ability to raise capital.

Although management is in discussions to arrange for one or more such financings, we cannot assure you that we will successfully negotiate or obtain such additional financing, or that we will obtain financing on acceptable or favorable terms, if at all. There are no commitments in place for such financings at this time. If we cannot obtain needed capital, when and as we need it, our sales and marketing plans, ability to manufacture products for sale, business, prospects, results of operation and financial condition and our ability to reduce losses and generate profits are likely to be materially and adversely affected.

We expect that any commitments for additional financings will be in the form of “best efforts” financings. Our ability to obtain additional capital depends on market conditions, the economy and other factors, many of which are outside our control. If we cannot obtain needed capital, our research and development, and marketing plans, business and financial condition and our sales and marketing plans, ability to manufacture products for sale, and ability to reduce losses and generate profits are likely to be materially and adversely affected.  Our failure to secure necessary financing would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

The cost of maintaining our public company reporting obligations is high. We expect to incur increased costs under the Sarbanes-Oxley Act of 2002.

We are obligated to maintain our periodic public filings and public reporting requirements, on a timely basis, under the Rules and Regulations of the SEC. In order to meet these obligations, we will need to continue to raise capital. If adequate funds are not available to us, we will be unable to comply with those requirements and could cease to be qualified to have our stock traded in the public market. As a public company, we have incurred and will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the SEC, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Although, under rules issued by the SEC, as currently in effect, we will not be required to evaluate how to document and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC until our Annual Report on Form 10-K for the year ending December 31, 2010, effective disclosure controls and procedures and internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud generally. We must begin to implement proper procedures significantly in advance of this date and will incur significant up-front expenses to do so. If we are unable to achieve and maintain adequate disclosure controls and procedures and internal controls, our business and operating results could be harmed.

Our stockholders face further potential dilution in any new financing.

Any additional equity that we raise would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the low price of our common stock, such dilution in any financing of a significant amount could be substantial.

Our stockholders face further potential adverse effects from the terms of any preferred stock which may be issued in the future.

In order to raise capital to meet expenses or to engage in extraordinary transactions such as the acquisition of a business, our Board of Directors may issue additional stock, including preferred stock. Any preferred stock, which we may issue, may have voting rights, liquidation preferences, redemption rights and other rights, preferences and privileges. The rights of the holder’s of our common stock will be subject to, and in many respect subordinate to, the rights of the holders of any such preferred stock. Furthermore, such preferred stock may have other rights, including economic rights, senior to our common stock that could have a material adverse effect on the value of our common stock. Preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, can also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of the Company.

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

If we cannot successfully compete with existing pet food companies that have greater resources than we have, our business may not survive.

The pet food business is highly competitive.  Virtually all of the manufacturers, distributors and marketers of pet food have substantially greater management, financial, research and development, marketing and manufacturing resources than we do. Competitors in the super-premium pet food market include, among others: Colgate-Palmolive Co. (Hills' Science Diet), Iams Co. and Nestle’s Purina brands. Brand loyalty to existing products may prevent us from achieving our sales objectives. Additionally, the long-standing relationships maintained by existing premium pet food manufacturers with veterinarians and pet breeders may prevent us from obtaining professional recommendations for our products. In addition, we compete with current supermarket high-priced dog foods, as well as premium dog foods offered in the specialty pet stores. Although the dominant existing premium pet food brands are not currently available in supermarkets and mass merchants, and there can be no assurance that this situation will continue. In addition, there are no barriers to prevent the entry of such brands into the supermarket and mass merchant distribution channel, and in the event we fail to meet sales goals determined by them for our products they could cease shelving our products in their stores or replace our products with those of our competitors.  The entrance into the supermarket or mass merchant distribution channel of an existing or new premium pet food by any of our competitors could have a material adverse effect on the Company. If we are not successful in competing in these markets, we may not be able to attain our business objectives.

If we are unable to market our products to compete with new or existing products developed by well-established competitors, our business will be negatively affected.

Our success with the BowWow brands is significantly dependent upon our ability to market, promote and deliver the brand.  As is typical with new products, demand for and market acceptance of new products is subject to uncertainty. Achieving market acceptance for new products may require substantial marketing and other efforts, and the expenditure of significant funds to create customer demand. There can be no assurance that our efforts will be successful. In addition, the failure of new products to gain sufficient market acceptance could adversely affect the image of our brand name and the demand for our products in the future.

Increases in raw materials, packaging, oil and natural gas costs and volatility in the commodity markets may adversely affect our results of operations.
Our financial results depend to a large extent on the costs of raw materials, packaging, oil and natural gas, and our ability to pass the costs of these materials onto our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including economic conditions such as inflation, changes in U.S. government farm support programs, changes in international agricultural trading policies, impacts of disease outbreaks on protein sources and the potential effect on supply and demand as well as weather conditions during the growing and harvesting seasons. Fluctuations in paper, steel and oil prices, which affect our costs for packaging materials, have resulted from changes in supply and demand, general economic conditions and other factors. In addition, we have exposure to changes in the pricing of oil and natural gas, which affects our manufacturing, transportation and packaging costs.

If there is any increase in the cost of raw materials, packaging, or oil and natural gas expenses, we may be required to charge higher selling prices for our products to avoid margin deterioration. We cannot provide any assurances regarding the timing or the extent of our ability to successfully charge higher prices for our products, or the extent to which any price increase will affect future sales volumes.  Our results of operations may be materially and adversely affected by this volatility.

Restrictions imposed in reaction to outbreaks of "mad cow disease," "foot-and-mouth,” "bird flu" or other animal diseases could adversely impact the cost and availability of our protein-based raw materials.

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

In 2004, a case of highly pathogenic avian influenza, and commonly known as the "bird flu," was detected in the United States. Highly pathogenic avian influenza virus was identified as the H5N2 strain and, while classified as highly virulent to birds, has not been shown to affect humans, and is not related to the highly publicized H5N1 strain of the Asian highly pathogenic avian influenza virus. The H5N1 strain of the Asian highly pathogenic avian influenza virus first emerged in Hong Kong in 1997, re-emerged in 2003 in South Korea, and is known to have spread to China, Vietnam, Thailand, Cambodia, Laos, Indonesia, Turkey, Romania, Russia and Greece. 71 of the approximately 138 people who are known to have contracted the virus associated with the H5N1 strain, purportedly from exposure to infected birds, have died.   In an effort to limit the spread of the H5N1 strain, governmental authorities have been ordering the destruction of infected flocks of birds and imposing bans against imports of poultry from countries where the virus is known to exist. These measures may adversely impact t he price and availability of our sources of chicken meal and other protein-based raw materials used in our products.

If bovine spongiform encephalopathy, foot-and-mouth disease, highly pathogenic avian influenza or any other animal disease impacts the availability of the protein-based raw materials used in our products, we may be required to locate alternative sources for protein-based raw materials. We can give no assurance that those sources would be available to sustain our sales volumes, that these alternative sources would not be more costly or that these alternative sources would not affect the quality and nutritional value of the All American Pet brand. If outbreaks of bovine spongiform encephalopathy, foot-and-mouth disease, highly pathogenic avian influenza or any other animal disease or the regulation or publicity resulting there from impacts the cost of the protein-based raw materials used in our products, or the cost of the alternative protein-based raw materials necessary for our products as compared to our current costs, we may be required to increase the selling price of our products to avoid margin deterioration. We can give no assurance regarding the timing or the extent of our ability to successfully charge higher prices for our products, or the extent to which any price increase will affect future sales volumes.

We are dependent on third party manufacturers who may not provide us with the quality competitive products at reasonable prices.

We do not have the required financial and human resources or capability to manufacture our own products.  Accordingly, our business model calls for the outsourcing of the manufacture of our products in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our business. We must enter into agreements with other companies that can assist us and provide certain capabilities, including sourcing and manufacturing, which we do not possess. We may not be successful in entering into such alliances on favorable terms or at all. Even if we do succeed in securing such agreements, we may not be able to maintain them. Furthermore, any delay in entering into agreements could delay the commercialization of our products or reduce their competitiveness even if they reach the market. Any such delay related to such future agreements could adversely affect our business.

We have been and will continue to be materially dependent on a limited number of non-affiliated third parties for the manufacture and production of our dog food. Currently, we rely on one non-affiliated dog food manufacturer, C.J. Foods, Inc., will be producing our dog food, and four non-affiliated packaging companies, who produce the cases, cartons and master cases for our product. We do not maintain supply agreements with these parties, but instead purchase products through the use of purchase orders in the ordinary course of business. We will be substantially dependent on the ability of these parties to, among other things, meet our performance and quality specifications. Failure by these parties to comply with these and other requirements could have a material adverse effect on the Company. Furthermore, these parties may not dedicate sufficient production capacity to meet our scheduled delivery requirements, and they may not have sufficient production capacity to satisfy our requirements during any period of sustained demand. Their failure to supply, or their delay in supplying us with products, could have a material adverse effect on the Company.  In addition, the success of our products is significantly dependent on mass merchant, pet centers and supermarket demand for our products, and if we fail to secure orders from mass merchant, pet centre or supermarkets for our products (and any subsequent decrease in such orders) would have a material adverse effect on us.

Furthermore, in March of 2007, The Federal Food and Drug Administration announced that they found the chemical Melamine in pet foods manufactured in the United States. Melamine, is a chemical banned in this country and used to make plastics and fertilizer in Asia. The chemical was detected in wheat gluten used as an ingredient in wet-style canned pet products. The FDA issued a recall of more than 100 brands of pet food, which amounted to more than 60 million cans of tainted pet food. Because the melamine ingested food caused acute kidney failure, the FDA confirmed about 15 pet deaths, however the number of pet deaths related to kidney failure was in the thousands.

If our products do not gain market acceptance, it is unlikely that we will become profitable.

The market for pet food is competitive and subject to changing consumer preferences, including sensitivities to product ingredients and nutritional claims. At this time, our products are largely unproven in the commercial arena. Market acceptance may depend on many factors, including among other things:
• price
• aroma
• taste
• ingredients
• nutritional claims; and
• word-of-mouth recommendations by pet owners

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

We are subject to a broad range of federal, state and local laws and regulations intended to protect public health, natural resources and the environment. Our operations are subject to regulation by OSHA, the FDA, the DOA and various state and local authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal penalties against us, revocation or modification of applicable permits, environmental investigations or remedial activities, voluntary or involuntary product recalls, or cease and desist orders against operations that are not in compliance. These laws and regulations may change in the future, and we may incur material costs in our efforts to comply with current or future laws and regulations or in any required product recalls. These matters may have a material adverse effect on our business.

Negative publicity resulting from recalls on pet foods in the United States could negatively affect the sales and marketability of our products.

In March 2007, the FDA discovered certain contaminants in vegetable proteins imported into the United States from China.  Subsequently, the FDA began investigating an imported rice protein concentrate that contained melamine, which may have been used as an ingredient in some pet foods.  As a result of this investigation, a number of dog food manufacturers recalled dog foods that contained the chemical melamine, which is banned in the United States, in dog food that contained wheat gluten. Even though our products do not use wheat gluten, any recall of dog food products and resulting publicity or regulations may adversely affect the Company and the sales of our products.

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

We are currently only engaged in the dog food business. Additionally, our efforts to date have been concentrated in the super-premium dry dog food segment, primarily focusing on the morning meal. This lack of diverse business operations exposes us to significant risks. Our future success may be dependent upon our success in developing and expanding our areas of concentration and upon the general economic success of the dog food industry. In addition, decline in the market demand for our products could have a material adverse effect on our brand, business, results of operations and financial condition.

We are highly dependent upon our marketing efforts.

The success of our business is significantly dependent on our ability to market our products to supermarkets, grocery stores, mass merchants and specialty pet stores. We must increase the level of awareness of unique breakfast food for dogs in general, and our products in particular. We will be required to devote substantial management and financial resources to these marketing and advertising efforts, and it is possible we will not be successful in these efforts.

Nondisclosure agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We rely in part on nondisclosure agreements with our employees, consultants, agents and others to whom we disclose our proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Since we rely on trade secrets and nondisclosure agreements to protect some of our intellectual property, there is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve profitability.

Our future success is substantially dependent on the efforts of our senior management, particularly Barry Schwartz, our Chief Executive Officer, and a director of the Company; and Lisa Bershan, our President and a director of the Company. The loss of the services of either Mr. Schwartz or Ms. Bershan, who are husband and wife, or other members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. If we lose the services of, or do not successfully recruit key personnel, the growth of our business could be substantially impaired. At present, we do not maintain key person insurance for any of our senior management.

We may not be able to attract or retain qualified senior personnel.

We believe we are currently able to manage our current business with our existing management team. However, as we expand the scope of our operations, we will need to obtain the full-time services of additional senior management and other personnel. Competition for highly skilled personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel. Our failure to do so could have an adverse effect on our ability to implement our business plan. As we add full-time senior personnel, our overhead expenses for salaries and related items will increase from current levels and, depending upon the number of personnel we hire and their compensation packages, these increases could be substantial.

Our common stock is thinly traded and largely illiquid.

Our stock is currently quoted on the Other Over the Counter (“Pink Sheets”). Being quoted on the Pink Sheets has made it more difficult to buy or sell our stock and from time to time has lead to a significant decline in the frequency of trades and trading volume. Continued trading on the Pink Sheets will also likely adversely affect the Company’s ability to obtain financing in the future due to the decreased liquidity of the Company’s shares and other restrictions that certain investors have for investing in Pink Sheets  traded securities. While the Company intends to seek listing on the NASDAQ Stock Market (“NASDAQ”) or another stock exchange, when the Company is eligible, there can be no assurance when or if the Company’s common stock will be listed on NASDAQ or another stock exchange.

The market price of our stock is subject to volatility.

Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk. The market price of our common stock could fluctuate widely in response to many factors, including:

•	developments with respect to patents or proprietary rights;

•	announcements of product innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates;

•	conditions and trends in our industry;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this report.

You may have difficulty selling our shares because they are deemed “penny stocks”.

Because our common stock is not quoted on the NASDAQ National Market or NASDAQ Capital Market or listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are presently located at 9601 Wilshire Boulevard, Suite M200, Beverly Hills, California 90210.  The lease payments are $7,015 for the first year of the lease, plus our share of certain building expenses with rent increases each year thereafter, with rent of $98,372 in the last year of the lease.

We also leased space in a warehouse located at 5002 S. 169 Hwy, St. Joseph, MO 64506.  This lease term began on March 8, 2006 and expired on September 7, 2007.  We vacated the premises on October 1, 2007.  The outstanding rent as of October 1, 2007 was $33,273.  We did not enter into an agreement with respect to the remaining term of the lease and may be subject to future collection actions from the owner of the property.

We also leased equipment located in our leased space of the warehouse.  The equipment lease term began on March 8, 2006 and was due to expire on March 7, 2009 with an option to purchase the equipment for $202,350 at any time prior to February 9, 2009.  The monthly rent for the first 36 months was $5,550, and the monthly rent for the 37th month, or the last month of the equipment lease was $2,550.  The equipment lease was for equipment used to package our products.  The terms of the warehouse lease provided that a default on the equipment lease will constitute a default on the warehouse lease.  Because of the terms of the warehouse lease and the monies owed the landlord, the landlord took back possession of the warehouse and equipment as well as our warehoused product and supplies. We are not aware of as to what steps the landlord took in selling the warehouse building that we occupied as well as the intentions of the landlord as to the selling off of the equipment, product and supplies. We have not negotiated a payment schedule with the landlord and may be subject to future collection actions from the landlord.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently involved in litigation with several of its vendors, several of which have had default judgments issued.  These judgments including costs are approximately $190,0000.  Additionally, the company is involved in former employee litigation the amount of which is approximately $160,000.  In both cases the company has made appropriate provision for the final outcome of these litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

From January 1, 2007 to July 23, 2007 the Company’s common stock was not traded.  From July 23, 2007, the Company’s common stock had been quoted on the OTCBB under the symbol “AAPT”. In April of 2008 the company’s stock has been quoted on the “Pink Sheets” under the symbol “AAPT.PK”.

The table below represents the quarterly high and low bid prices for the Company’s common stock for the last two fiscal years as reported by the OTCBB and the Pink Sheets.

	2007		2008
	High	Low	High	Low
First Quarter	$NA	$NA	$0.18	$0.06
Second Quarter	$NA	$NA	$0.18	$0.02
Third Quarter	$0.90	$0.24	$0.08	$0.01
Fourth Quarter	$0.30	$0.11	$0.18	$0.04

The closing bid price for the Company’s common stock on December 31, 2008, was $0.06 per share. As of such date, there were approximately 110 registered owners and of the Company’s common stock. The Company believes that the number of beneficial owners is substantially higher than this amount.

Dividends

The Company has never declared or paid a cash dividend to stockholders. The board of directors presently intends to retain any earnings, which may be generated in the future to finance Company operations.

Sales of Unregistered Securities

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

On November 30, 2005, the Company signed a letter of intent to enter into a transaction with Nortia Capital Partners L.L.P. (“Nortia”).  The transaction resulted in (i) the Company recapitalizing to reflect total common shares outstanding being 7,500,000 common shares (ii) Nortia and or Nortia assignees acquiring 750,000 shares of newly issued common stock of the newly recapitalized company for an aggregate sales price of $100,000 of which $50,000 was paid during the year ended December 31, 2005 and $50,000 was reflected as a subscription receivable at December 31, 2005, and received in January 2006 (iii) Nortia received 500,000 warrants to purchase an additional 500,000 shares of common stock at an exercise price of $0.50 per share expiring on December 31, 2007.

Private Placement of Common Stock

During the year ended December 31, 2008, the Company raised $220,175 from private placements.  Common shares to be issued totaled 2,695,997.

During the year ended December 31, 2007, the Company raised $702,000 from private placements.  Common shares issued and to be issued totaled 1,724,000 and 2,290,000 respectively.

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

Conversion of Related Party Notes to Common Stock

On September 28, 2007, the Company converted $20,000 of the principal balance of a related party note into 133,333 shares of common stock.  On October 28, 2007, the company converted the remaining principal balance of the related party note of $30,000 and $19,778 of accrued interest into 311,113 shares of common stock (also see Note 8(b)).   The value of the 444,446 shares of common stock had a value of $69,778, which is equivalent to the principal balance of the note and the accrued interest.  In addition the company converted $45,000 in notes to 1,000,000 shares of Common stock.

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

The Series A Preferred Stock is entitled to cumulative dividends of 8% per annum and is payable on March 1st of each year beginning in 2006.  Once issued, the Company will have the right, by agreement, to redeem the outstanding shares of Series A Preferred Stock at their liquidation value at anytime.  For each share of Series A Preferred Stock that is redeemed, the holder also shall receive one share of the Company’s common stock in addition to the liquidation value.  $135,600 and $90,400 is included in dividend payable at December 31, 2008 and 2007 in the accompanying balance sheet. The liquidation preference, which includes the unpaid dividends, is valued at $700,600 and $655,400 at December 31, 2008 and 2007 respectively.

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

During the year ended December 31, 2006, the Company concluded a private placement transaction resulting in the Company issuing a total of 342,480 warrants at an exercise price of $0.50 per share. A Black Scholes calculation determined the value of the warrants was $39,521 at December 31, 2006. The Black Scholes calculation takes into consideration the following assumptions: 342,480 as number of shares, a stock price of $0.50, an exercise price of $0.50, a four year term, volatility rate of 10.9%, discount rate of 4.51%, a one day vesting period and a contractual term of four years.

On February 21, 2007, the Company received a loan from an unrelated individual to fund current operations.  For the short-term loan, the Company issued 5,000 warrants to purchase an additional 5,000 shares of common stock at an exercise price of $0.50 per share. A Black Scholes calculation determined the value of the warrants was $134 at March 31, 2007. The Black Scholes calculation takes into consideration the following assumptions: 5,000 as number of shares, a stock price of $0.50, an exercise price of $0.50, a ten month term, volatility rate of 10.9%, discount rate of 5.05%, a one day vesting period and a contractual term of ten months.

During the year ended December 31, 2007, the Company concluded a private placement transaction in the amount of $320,000 resulting in the Company issuing 3,200,000 shares of common stock and 3,200,000 warrants at an exercise price of $0.10 per share. A Black Scholes calculation determined the value of the warrants was $170,626 at December 31, 2007. The Black Scholes calculation takes into consideration the following assumptions:  3,200,000 as number of shares, a stock price of $0.10, an exercise price of $0.10, a two year term, volatility rate of 105.91%, discount rate of 5.09%, a one day vesting period and a contractual term of two years.

Pursuant to the August 24, 2008 Employment Agreement, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,500,,000 warrants each at an exercise price of $0.17 per share as bonus.  A Black Scholes calculation determined the value of the warrants was $118,750 of bonus to each officer.  The Black Scholes calculation takes into consideration the following assumptions:  5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, a ten year term, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a contractual term of ten years.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the year ended December 31, 2008 and 2007is as follows:

	Number of Units	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2007	937,031	0.51

Granted	3,205,000	0.10 – 0.50

Expired	505,000	0.50

Outstanding at December 31, 2007	3,637,031	0.15

Granted	5,000,000	0.17

Expired	--	--

Outstanding at December 31, 2008	8,637,031.16

Exercisable at December 31, 2008	8,637,031.16

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2008 is from two to ten years.

Common Stock to Employees and Contested Employee Claims

In March 2008, the Company issued 750,000 shares of common stock valued $45,000 to an employee for payment of salaries.

As part of the final salary payments, the Company issued shares to employees for unpaid salaries.  All employees of the Company agreed to accept the Company issued common shares as payment in full for accrued salaries and non-reimbursed employee expenses.  As such, in November 2007 the Company issued 3,500,000 shares to all employees for payment of their accrued salaries and respective non-reimbursed expenses.

Pursuant to the August 24, 2008 Employment Agreement, the Company issued 2,375,000 shares of Common stock to Both Lisa Bershan and Barry Schwartz as a signing bonus.

Common Stock to Vendors and Consultants

During the year ended December 31, 2008, the Company issued 850,000 shares of common stock to two vendors in settlement of $51,000 owed.  In addition, the Company also issued 4,874,000 shares of common stock valued $295,440 to various consultants and professionals for services rendered.

During the year ended December 31, 2007, the Company issued 288,147 shares of common stock to a vendor in settlement of $28,815 owed.  In addition, the Company also issued 410,000 shares of common stock valued $82,000 to a professional firm for services rendered.

In December 2007, we issued an aggregate of 896,000 shares of our common stock to certain of our existing investors pursuant to contractual anti-dilution provisions contained in such investors’ stock purchase agreements.  Each of these issuances were completed in reliance on exemptions from registrations under Section 3(b) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, and each offering qualified for an exemption from registration because (i) the securities were purchased by accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received “restricted securities”.

Each of these issuances were completed in reliance on exemptions from registrations under Section 3(b) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, and each issuance qualified for an exemption from registration because (i) the securities were purchased by accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received “restricted securities”. Common stock issued in settlement of $45,000 in notes.

Common Stock Issued – Settlement of Officer Accrued Salaries

The Board of Directors in an effort to reduce payables authorizes the CEO to enter into an agreement with the only officers of the corporation, Barry Schwartz the CEO and Lisa Bershan the President to accept shares of Common stock for all accrued salary as of July 31, 2008.

Therefore it was resolved that the officers of the company take advantage of the ability to pay past due salary accruals with restricted shares of Common stock.

Therefore, it is now resolved that the price used to calculate the number of shares to be issued be based on the average trading price for the company’s shares based on the transactions recorded by the quotation services during the month of July.

The following was effected:

For Barry Schwartz, his accrued salary was exchanged for 8,843,584 shares of Common stock.  For Lisa Bershan, her accrued salary was exchanged for 6,933,372 shares of Common stock

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, the Company did not have any equity compensation or similar plans.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Summary of the Company and its Current Status

As described herein, we produce, market and sell super-premium dog food under the brand names GrrnolaTM Natural Dog Food, Bowwow Breakfast CerealTM, and a full line of super-premium dog food. Based on our review of the available products in the dog food market, we believe we have developed the first line of commercial dog food specifically targeted for the morning meal.  As part of our marketing strategy, we have shaped and packaged our products similar to breakfast cereals. Bow Wow Breakfast™ Cereal is the first line of super premium breakfast foods for dogs. Bow Wow Breakfast provides a complete and balanced start to any dog’s day! Our premium blend of natural ingredients provides essential nutrients optimized to promote dog nutrition, health and vitality. Unlike most dry dog food, chicken is the foundation of our nutritious cereal because we believe that meat should be the main ingredient in any dog food-not grains. It is vitamin fortified, no sugar is added and provides taurine for heart health and l-carnitine to help convert fat to energy. Bow Wow Breakfast provides more complete nutrition than other leading brands and is available in three flavors and textures;  GrrnolaTM Natural Dog Food, Chompions,™ Chewabunga™ and Fido Flakes.™ Bow Wow Breakfast products are made in the USA – 100% SAFE and 100% Wheat Gluten Free Formula have never been affected by any pet food recall. Our formula includes ingredients, which we believe are higher in nutrition than almost all other dog food formulas currently on the market. All ingredients are of U.S. origin and produced under the strictest FDA and AAFCO guidelines.  It will also be available in handy and convenient “bars”

The Company has never operated at a profit, and is currently under significant financial strain primarily because as of it had limited operating funds.  The lack of significant sales results from the fact that the Company does not have the funds necessary to manufacture any of its products, and it does not have any funds to market its products or to pay any other costs necessary to place its products in stores where they can be sold.

The Company's Business Model

We plan on expanding this product line with additional packaging alternatives, additional flavors and additional Bars (e.g. Nutritional Bars, Energy Bars, Food Supplement Bars, Power Bars, etc.)

Although we have initially focused on commercializing our brands of super premium dog food, we also intend to explore opportunities to expand within existing dog product categories and to create new product lines. Each of these new initiatives will require substantial capital to undertake and implement, and we have not identified or received commitments from any sources of capital.

We contract with four non-affiliated dog food manufacturer, one non-affiliated bag and box packager, and two bag manufacturers to prepare our products in accordance with strict quality assurance and quality control standards. With respect to our dog food manufacturer, for example, when we produce any of our dog food lines, at least one of our employees is present at the manufacturing facility to supervise production, and to test the quality and ingredients of the dog food. We are looking for warehouse space to store our dog food products. The warehouse space requires meeting processing standards and very strict quality control benchmarks.

We intend to generate revenue from the sales of super-premium dog food products to mass merchants, supermarkets, pet center, or drug store customers, which we refer to in this section as retail customers. Our focus initially is to concentrate on the mass merchants and pet centers, because they do not require their retail customer to spend funds on sales incentives and other promotional costs and they do not charge slotting fees for placement on their shelves. We will follow this strategy with refocusing our sales to supermarket and drug store customers. Revenue arrangements with supermarket and drug store customers  include sales incentives and other promotional costs such as coupons, volume-based discounts and off-invoice discounts. In addition, we may pay "slotting fees," which are fees paid based on an oral arrangement with a supermarket customers to have our products placed on its shelves. Slotting fees are a one-time fee paid to a supermarket customer. Additional slotting fees may be incurred with a  supermarket and grocery store customer in the future if additional products are sold. As we continue to build out our distribution network to the supermarket customers, we anticipate incurring additional slotting fees. We record slotting fees as a reduction of gross sales. We do not currently have sufficient funds to pay the slotting fees necessary to shelve our products with retail customers at a level necessary to sustain our operations or generate revenue and that is why we re-strategized our position to do business with the mass merchants, pet centers and drug stores.

In March of 2007 the Company was the main sponsor for the Macy’s Petacular event. During that event we announced a “$1 Million Dollar Pooches & Parents Look-a-Like” promotional contest which was intended to begin in the Fall of 2007. Due to the lack of funding and the lack of sponsorship, we cancelled the event as well as the sponsorship of the Macy’s Petacular for 2008.

Results of Operations for Year Ended December 31, 2008 compared with Year Ended December 31, 2007

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for the years ended December 31, 2008 and December 31, 2007 included in this Annual Report.

For the year ended December 31, 2008, there were no sales.  The Company ceased sales and manufacturing activities in October 2007 and closed our manufacturing, distribution, and warehousing facilities in St. Joseph, Missouri and abandoned all of the inventory, equipment, and leasehold improvements in settlement of its lease and equipment financing obligations.  The Company also terminated all of its active personnel at its administrative offices in Los Angeles, CA.  Sales and marketing expenses were reduced by $136,000, which consisted of product research consulting and web site development.  General and administrative expenses were reduced by $932,819.  This amount consisted of the reduction of professional fees, $448,200, administrative payroll and payroll taxes of $239,000, provision of $260,000 for contested employee terminations and an additional $54,000 of other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At December 31, 2008 and December 31, 2007, we had a working capital deficit of $3,469,450 and $3,413,485, respectively, and a shareholder’s deficit of $3,443,450 and $3,377,333, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Net sales for the year ended December 31, 2008 were $-0- compared to $68,536 in the comparable period in 2007. Net sales consist of sales, net of discounts, offset by slotting fees.

Slotting Fees Reversed, $174,884, for the year ended December 31, 2007 is the result of reversal of prior slotting fee provision.

Cost of goods sold was $88,696 for the year ended December 31, 2007.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $1,534,894, a negative cash flow from operations of $238,237 for the year ended December 31, 2008, and had a working capital deficiency of $3,469,450 and a shareholder’s deficiency of $3,443,450 at December 31, 2008. These matters raise substantial doubt about our ability to continue as a going concern.

In their report in connection with our 2008 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $1,534,894 and a negative cash flow from operations of $238,237 for the year ended December 31, 2008, and a working capital deficiency of $3,469,450 and a shareholders' deficiency of $3,443,450 at December 31, 2008, there was substantial doubt about our ability to continue as a going concern.

Our principal sources of liquidity have been sales of equity securities and borrowings. To meet our current requirements to operate, the Company is currently attempting to undertake the sale of additional common stock to raise these funds. There are currently no commitments or other known sources for this funding. If these funds are obtained, our principal uses would be to meet our debt service requirements, marketing and advertising expenditures, and operating expenses. Until cash generated from operations is sufficient to satisfy our future liquidity requirements, we are investigating purchase order and Accounts Receivable funding from different sources. In addition, we will be looking to seek additional funds through the issuance of additional common stock with another round of funding. There are currently no commitments or other known sources for this funding. If these funds are obtained, it would result in additional dilution to our stockholders. Financing may not be available in the future in amounts or on terms acceptable to us, if at all.

On October 25, 2005, the Company entered into a related party loan with a relative of a stockholder in the amount of $50,000.  The loan accrues interest at 20% per annum and was due in a lump sum of principal and accrued interest on April 26, 2006.  On April 21, 2006, this note was extended for an additional 60 days.  Accrued interest in the amount of $11,863 and $1,863 is included in interest payable at December 31, 2006 and 2005, respectively.  On June 26, 2006, this note was extended until December 31, 2007.

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

Historical Trends

Cash Flows from Operating Activities. We used $238,237 of cash flows from operating activities during the year ended December 31, 2008 compared to $910,647 in the comparable period in 2007.

Cash Flows from Investing Activities. There was no cash flow from investing activities during the year ended December 31, 2008 and December 31, 2007.

Cash Flows from Financing Activities. Cash provided by financing activities totaled $238,237 and $910,647 for the year ended December 31, 2008 and 2007, respectively. The primary sources of cash for the year ended December 31, 2008 were proceeds from sale of common stock of $220,175 net of costs, and proceeds from short-term debt, $6,800, and advances from officers of $11,262.

Capital Expenditures

Our manufacturing, distribution facilities and administrative offices were closed in October 2007 and, as a result, there were no capital expenditures.

As of September 30, 2009, the Company had cash (book) overdraft of $28,500 in operating funds, and it is in need of substantial, immediate funding in order to continue operating.  If the Company does not receive immediate capital infusions, the Company will at least have to limit its operations severely, and it may not be able to survive.  The Company intends to use all of the capital it receives in the future to complete and fund its operations, to pay for expanded marketing, advertising and promotional activities, to pay down its liabilities and for working capital purposes, including accounting, audit and legal expenses for SEC filings and other matters.  These items indicate our present estimate of our use of any capital we raise; however, we may reallocate the proceeds or utilize the proceeds for other business purposes.  The actual expenditures may vary from these estimates because of a number of factors, including whether we obtain additional funding, what other obligations we have incurred, the amount of sales of our products and other matters.  The amount of capital that we will need in the future will depend on many factors, including:

•	our relationship with manufacturers and customers;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and

•	achieve and maintain a competitive position in the marketplace;

•	expansion of our business;

•	lower margins on our products to our customers;

•	our pursuit of strategic transactions, including acquisitions, joint ventures and capital

•	investments;

•	the levels of inventory and accounts receivable that we maintain; and

•	our entrance into new markets.

RECENT ACCOUNTING PRONOUNCEMENTS

References to the "FASB", "SFAS" and "SAB" herein refer to the "Financial Accounting Standards Board", "Statement of Financial Accounting Standards", and the "SEC Staff Accounting Bulletin", respectively.

Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than  fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, account in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (NOL) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to the uncertain tax positions.

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

SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial condition, cash flows or disclosures through December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not adopt SFAS No. 159 on any individual instrument as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions.  SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date.  The Company is currently evaluating the requirements of SFAS 141R.

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007.  This statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Non-controlling interest will be reported as part of equity in the consolidated financial statements.  Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions.  Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.  SFAS No. 160 is effective for periods beginning after December 15, 2008.  The Company is currently evaluating the requirements of SFAS No. 160.

The FASB also issued SFAS No. 161 “Disclosures about Derivatives Instruments and Hedging Activities” in March 2008.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company is currently evaluating the requirements of SFAS No. 161.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows through December 31, 2007.

Significant Accounting Policies

Use of Estimates
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

Accounts Receivable and Allowances for Uncollectible Accounts
Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company regularly evaluates the collectability of the trade receivable balances by monitoring past due balances. If it is determined that a customer will be unable to meet its financial obligation, the Company records a specific reserve for bad debts to reduce the related receivable to the amount that is expected to be recovered.

Inventories
Inventories consist of raw materials, packaging supplies and finished goods and are valued at the lower of cost (first-in, first-out (FIFO) method) or market.

Machinery and Equipment
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

Machinery and Equipment 3 - 5 years

Revenue Recognition, Sales Incentives and Slotting Fees
In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers.  The Company’s revenue arrangements with its customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts.  These costs are typically referred to collectively as “trade spending”. Pursuant to EITF No. 00-14, EITF No. 00-25 and EITF No. 01-09, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee.  Given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months we expense the slotting fee at the time orders are first shipped to customers.

Shipping and Freight Charges
The Company incurs costs related to shipping and handling of manufactured products, which amounted to $0 and $9,503 for the years ended December 31, 2008 and 2007.  These costs are expensed as incurred as a component of warehouse expense. The Company also incurs shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold. Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

Advertising Costs
Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was approximately $42,045 and $176,650 during the years ended December 31, 2008 and 2007.

Normal Spoils Costs
Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold.  The Company incurred $0 and $11,820 for spoils incurred after our products were received by our customers during the years ended December 31, 2008 and 2007.  The cost of normal spoils that occurred while our raw materials were stored pending orders was nil during the years ended December 31, 2007.  The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the years ended December 31, 2008 and 2007 the Company had not booked an allowance for these costs.

Research and Development Costs
Research and development costs are expensed as incurred.

Distribution of Free Products
In order to generate interest in the Company’s dog food products, the Company sends sample products to investors, prospective buyers and consumers.  The costs related to these samples are expensed as sales and marketing expenses.  During the years ended December 31, 2008 and 2007, the Company expensed $1,815 and $2,862 related to samples.

Net Loss Attributable to Common Shareholders
Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  There was a weighted average number of common stock shares outstanding of  28,424,395 at December 31, 2008 and 12,982,836 at December 31, 2007.  Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of  8,187,031 and 3,437,031(Note 10) for the years ended December 31, 2008 and 2007, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive.  The common equivalent shares are a result of warrants issued for convertible debt.

Accounting for obligations and instruments potentially settled in the Company’s common stock
In connection with any obligations and instruments potentially to be settled in the Company’s stock, the Company accounts for the instruments in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s stock.

Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation.  All contracts are initially measured at fair value and subsequently accounted for based on the then current classification.  Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity.  For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities.  If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings.  The classification of a contract is reassessed at each balance sheet date.

Derivative instruments
In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock.  In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity.  In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements,  which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument.  The Company accounts for derivative instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of and for the years ended December 31, 2008 and 2007 are presented in a separate section of this report following Item 14 and begin with the index on page 57.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 11, 2007, the Board of Directors of the Company (i) dismissed Weinberg & Company P.A. (“Weinberg”) as the Company's registered independent accounting firm and (ii) appointed Hawkins Accounting“ ("Hawkins") as the registered independent accounting firm to audit the financial statements of the Company for the year ending December 31, 2007, and to review the Company’s Forms 10-QSB for the six months and nine months ending June 30, 2007 and September 30, 2007, respectively. On May 27, 2009 the company engaged Hawkins for the financial statements for the year ending 2008.
Weinberg did not receive the notice of dismissal until September 17, 2007.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2006 and 2005 and in the subsequent interim periods, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Weinberg, would have caused Weinberg to make reference to the matter in their reports.

The reports of Hawkins on the Company's financial statements for the Company's two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope, or accounting principles. The reports of Hawkins on the two most recent fiscal years did contain a modification for substantial doubt about the Company’s ability to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim period through the date of engagement of Hawkins, the Company did not consult Hawkins regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-B.

There were no reportable events as that term is described in Item 304(a)(1)(iv) (A)-(E) of Regulation S-B.

ITEM9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were non-effective. Our procedures were adequately designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Hawkins Accounting served as All American Pet’s principal independent public accountants for fiscal year 2008.  Representatives from that firm were not present at the meeting of shareholders.

Aggregate fees billed to All American Pet for the year ending December 31, 2008 and for December 31, 2007 by Hawkins Accounting were as follows:

     (1) Audit Fees

The aggregate fees billed for professional services rendered by Hawkins Accounting, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended December 31, 2008 and December 31, 2007 were $0.00 and $10,500, respectively.

(2) Audit-Related Fees

The aggregate fees billed by Hawkins Accounting for professional services rendered for audit related for fiscal years ended December 31, 2008 and December 31, 2007 were $0.00 and $0.00.

(3) Tax Filing Related Fees

The aggregate fees billed by Hawkins Accounting for professional services rendered for audit related for fiscal years ended December 31, 2008 and December 31, 2007 were $0.00 and $0.00.

(4) Any Other Fees

The aggregate fees billed by Hawkins Accounting for professional services rendered for audit related for fiscal years ended December 31, 2008 and December 31, 2007 were $0.00 and $0.00.

Because of its inherent limitation, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b).  In October 2007, our Controller was terminated as the result of our ceased operation.  We are in the process of hiring a full time controller.  We will retain a consulting firm and are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls.  We expect to complete this review during 2010 to comply with the requirement of the SEC.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting, or any system we design or implement in the future, will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

           None.

PART III

ITEM10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is certain information regarding our directors and executive officers:

Name	Position	Age	Director Since
Barry Schwartz	Chief Executive Officer, and Chairman of the Board of Directors	62	February 2003
Lisa Bershan	President, Secretary and Director	51	February 2003
Victor Hollander	Chief Financial Officer, and Director	76	May 2009

Biographical Information Regarding Directors and Nominees

Barry Schwartz has served as Chief Executive Officer, President and Chief Financial Officer and a director of the Company since its inception in February 2003.  Mr. Schwartz relinquished the title of President when Lisa Bershan assumed that position in January of 2007. Mr. Schwartz is a senior retail and operations executive with more than 30 years of experience in consumer durables and food.  From 1995 to 1997, Mr. Schwartz served as the President of Chorus Line Corp., where he helped launch a concept apparel chain for an apparel manufacturer.  From 1997 to 1999, Mr. Schwartz served as the Vice President of Cache, Inc., a woman’s apparel company, where he was responsible for the Company's profit and loss performance for the Northeast, Atlantic and Midwest territories.  From 2000 to the Company's inception in 2003, Mr. Schwartz served as the President and Chief Executive Officer of Whizgrill, Inc., a quick service, casual dining restaurant chain. In that capacity, Mr. Schwartz created an upscale fast food concept that was competitive with other fast food chain stores.

Lisa Bershan has been became President in January of 2007. She also held the positions of Executive Vice President, Secretary and a director of the Company since its inception in February 2003. In 1978, Ms. Bershan founded Incredible Edibles, a chain of gourmet stores, which she sold in 1986 to Piedmont Specialty Foods. Ms. Bershan was the President and Chief Executive Officer of Incredible Edibles during this time and also served on its Board of Directors. From 1986 to 1994, Ms. Bershan served as Vice President and Director of Sales with Piedmont Specialty Foods where she helped launch numerous snack food products into major supermarket chains. In 1994, Ms. Bershan founded Lisa's Gourmet Snacks, where she served as President and Chief Executive Officer and marketed unique foods including the first baked chips under the Lisa's Incredible Edibles brand. In 1999, she founded Java Joint Candies, an unique caffeine enhanced product and served as its President and Chief Executive Officer until 2001. Ms. Bershan was a consultant between 2001 and the time she founded the Company in 2003.

Mr. Schwartz and Ms. Bershan are husband and wife.

Victor Hollander, has served as Chief Financial Officer of the Company since March 2009 and a Director since May of 2009. Mr. Hollander is a CPA, formerly the managing partner of a Florida based accounting firm’s Los Angeles Office, and responsible for the firms involvement in initial and secondary public offerings, reverse mergers, corporate reorganization, acquisitions and SEC regulatory matters. Mr. Hollander brings an extensive 40+year professional background, which included opening the prominent accounting firm Brout & Company’s Los Angeles Office. During his tenure, he was an engagement partner on many public companies listed on the New York, American and NASDAQ Stock Exchange. He was also a Senior Securities Partner with Lester Witte, a prominent international public accounting firm. Mr. Hollander graduated from California State University at Los Angeles with a BA in Accounting. He has served on the Securities, Ethics, Accounting and Auditing committees of the American Institute of Certified Public Accountants and The California State Society of Certified Public Accountants. Mr. Hollander is currently a member of the Board of Directors of two SEC reporting companies.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, certain officers and persons holding 10% or more of the Company’s common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company’s common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, directors and shareholders beneficially owning 10% or greater of the outstanding shares, the Company believes that such persons have not filed pursuant to the requirements of the SEC on a timely basis.

Corporate Governance

The Company’s Code of Ethics will be provided without charge to any stockholder upon written request made to Secretary, All American Pet Company, Inc., 9601Wilshire Boulevard, Suite M200, Beverly Hills, California 90210. The information on our website is not, and shall not be deemed to be, a part of this proxy statement or incorporated by reference into this or any other filing we make with the SEC.

Because of our small size and limited resources, we do not presently have an Audit Committee, Compensation Committee or Nominating/Corporate Governance Committee.  Our board of directors, consisting of Mr. Schwartz, Ms. Bershan and Mr. Hollander, acts as whole, functions in these roles.  Neither Mr. Schwartz, Ms. Bershan nor Mr. Hollander are independent as defined under NASDAQ Marketplace rules.  The Company intends to seek independent directors and create standing committees of the board as the Company’s growth and financial conditions warrants.

We have adopted a code of ethics that applies to our principal executive officer and acting principal accounting officer or persons performing similar functions (as well as our other employees, if any, and directors).

Meetings of the Board

The Board acted by written consent eight times during 2008. Mr. Schwartz and Ms. Bershan attended 75% or more of the aggregate number of meetings of the Board and committees on which the director served in 2008.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company’s executive officers during the last fiscal year of the Company.  The remuneration described in the table does not include the cost to the Company for benefits if any furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of the Company’s business.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Barry Schwartz,
CEO/Director	2008	$150,000 (1)	-0-	$237,500 (3)	-0-	-0-	-0-	$125,000 (2)	$362,500

Lisa Bershan,
President/Director	2008	$150,000 (1)	-0-	$237,500 (3)	-0-	-0-	-0-	$118,750 (2)	$362,500

(1)	Management has agreed to accrue or partially accrue the salaries until the Company has raised sufficient capital or generate sufficient revenue through operations to make such payments.
(2)	Received 2,500,000 warrants to purchase shares of our common stock at $0.17 per share and expire on August 23, 2018.
(3)  Received 2,375,000 shares of Common stock at $0.06 per share as a signing bonus.

Employment Agreements

On August 24, 2008, All American Pet executed five and one-half-year Employment Agreements with Mr. Barry Schwartz, as CEO and Director and Ms. Lisa Bershan, as President and Director.

Barry Schwartz

Pursuant to the August 24, 2008 Employment Agreement, All American Pet agreed to compensate Mr. Schwartz with a salary of $150,000 per year for his services.  In addition, Mr. Schwartz received 2,375,000 shares of Common stock as a signing bonus, Mr. Schwartz was also received 2,500,000 warrants and other forms of incentive compensation.  Mr. Schwartz was also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, should authorize.

Lisa Bershan

Pursuant to the August 24, 2008 Employment Agreement, All American Pet agreed to compensate Ms. Bershan with a salary of $150,000 per year for her services.  In addition, Ms. Bershan received 2,375,000 shares of Common stock as a signing bonus; she also received 2,500,000 warrants and other forms of incentive compensation.  Ms. Bershan was also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, should authorize.

Director Compensation

Directors currently do not receive any cash compensation for serving on the Board of Directors, or for any other services rendered to the Company in their capacity as a director of the Company, but are reimbursed for expenses they incur in connection with their attendance.

Certain Relationships and Related Transactions

As of December 31, 2008 and 2007, we owed a total of $32,361 and $21,099, respectively, to the officers of the Company for reimbursement of expenses.

As of December 31, 2008 and 2007, we owed a total of $125,000 and $207,861, respectively, to the officers of the Company for accrued salaries.

Equity Compensation Plans

We do not have any equity compensation plans in effect for any of our directors, officers or other employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 2, 2010 by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer of the Company individually and (iii) all directors and executive officers of the Company as a group:

Name and address of beneficial owner(1)	Amount of Beneficial Ownership(2)	Percent of Class (3)
5% Holders
Barry Schwartz	14,985,584	16.44%
Lisa Bershan	12,900,372	14.18%
Directors and Officers
Barry Schwartz (4) (5) 9601 Wilshire Blvd., Suite M200 Beverly Hills, CA 90210	14,958,584	16.44%

Lisa Bershan (4) (5) 9601 Wilshire Blvd., Suite M200 Beverly Hills, CA 90210	12,875,372	14.18%

Victor Hollander 9601 Wilshire Blvd., Suite M200 Beverly Hills, CA 90210	2,000,000	2.19%
All executive officers and directors as a group (three persons).	29,833,956	32.82%

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within 60 days following December 2, 2009 from options, warrants, convertible securities or similar obligations.

(3) Percentage ownership is based on 90,968,733 shares of common stock outstanding on December 2, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(4) Mr. Schwartz and Ms. Bershan are husband and wife.

(5) Mr. Schwartz and Ms. Bershan are husband and wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On October 25, 2005, the Company entered into a loan with Rita Bershan, the mother of Lisa Bershan, the Executive Vice President, Secretary and a Director of the Company, in the amount of $50,000. The loan carried interest at 20% and was due in a lump sum of principal and accrued interest on April 26, 2006.  On April 21, 2006, this note was extended for an additional 60 days.  On June 26, 2006, this loan was extended until December 31, 2007 at an interest rate of 20%.  On September 28, 2007, the Company converted $20,000 of the principal balance and all accrued interest of $19,266 into 261,772 shares of common stock. On October 28, 2007 the Company converted $30,000 of the remaining balance into 311,000 shares of common stock.

On August 29, 2006, the Company borrowed $25,000 from Mr. Schwartz.  The loan accrues interest at 15% per annum and is due on demand. Accrued interest in the amount of $1,259 is included in interest payable at December 31, 2006. On June 26, 2006, this note was extended for an additional 18 months. The Company made payments in the aggregate amount of $14,962 during the period ended December 31, 2008 and as of such date, $10,038remained outstanding.

During the fourth quarter of 2006, the Company entered into loans arranged by Mr. Kirsch for $400,000, for the benefit of his clients.  The loans accrue interest at 15% per annum and are due on demand.  The loans remained outstanding as of December 31, 2008.

Director Independence

Our Board of Directors is made up of Barry Schwartz, Lisa Bershan and Victor Hollander, who also serve as the Company's Chief Executive Officer and President, and Chief Financial Officer respectively.  Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200).  The Board has determined that neither Mr. Schwartz nor Ms. Bershan is independent as defined under NASDAQ Marketplace rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hawkins Accounting served as All American Pet’s principal independent public accountants for fiscal year 2008.  Representatives from that firm were not present at the meeting of shareholders.

Aggregate fees billed to All American Pet for the year ending December 31, 2008 by Hawkins Accounting were as follows:

Aggregate fees billed to All American Pet for the year ending December 31, 2008 and for December 31, 2007 by Hawkins Accounting were as follows:

(1) Audit Fees

The aggregate fees billed for professional services rendered by Hawkins Accounting, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended December 31, 2008 and December 31, 2007 were $0.00 and $10,500, respectively.

(2) Audit-Related Fees

The aggregate fees billed by Hawkins Accounting for professional services rendered for audit related for fiscal years ended December 31, 2008 and December 31, 2007 were $0.00 and $0.00.

(3) Tax Filing Related Fees

The aggregate fees billed by Hawkins Accounting for professional services rendered for audit related for fiscal years ended December 31, 2008 and December 31, 2007 were $0.00 and $0.00.
(4) Any Other Fees
The aggregate fees billed by Hawkins Accounting for professional services rendered for audit related for fiscal years ended December 31, 2008 and December 31, 2007 were $0.00 and $0.00.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:
Financial Statements:

    (i) The consolidated financial statements of All American Pet Company, Inc. under Item 8 of this Annual Report are listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

(b) Exhibits: The exhibits listed below are required by Item 601 of Regulation S-B.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger of All American Pet Company Inc., a New York corporation and All American Pet Company, Inc., a Maryland corporation, effective as of January 23, 2006.		SB-2		2.1	06/23/06

3.1	Certificate of Incorporation filed with the New York Secretary of State on February 14, 2003.		SB-2		3.1	06/23/06

3.2	Certificate of Amendment to Certificate of Incorporation filed with the New York Secretary of State on January 26, 2006.		SB-2		3.2	06/23/06

3.3	Articles of Incorporation filed with the State of Maryland Department of Assessments and Taxation on January 4, 2006.		SB-2		3.3	06/23/06

3.4	Articles Supplementary filed with the State of Maryland Department of Assessments and Taxation on January 11, 2006.		SB-2		3.4	06/26/06

3.5	Certificate of Merger filed with the New York Secretary of State on January 27, 2006.		SB-2		3.5	06/26/06

3.6	Articles of Merger filed with the State of Maryland Department of Assessments and Taxation on January 27, 2006.		SB-2		3.6	06/26/06

3.7	Bylaws		SB-2		3.6	06/26/06

4.1	Specimen Common Stock Certificate.		10-KSB	12/31/06	4.1	07/17/07

4.2	Specimen Series A Preferred Stock Certificate.		10-KSB	12/31/06	4.2	07/17/07

4.3	Agreement, effective November 30, 2005, by and between the Company and Nortia Capital Partners, Inc.		SB-2/A-3		4.3	12/28/06

10.1	Equipment Lease Agreement dated March 8, 2006 by and between Bev-Lin Enterprises, Inc. and All American Pet		SB-2		10.1	06/23/06

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.2	Form of Subscription Agreement.		SB-2		10.2	06/23/06

10.3	Letter Agreement with L. Phillips Brown.		SB-2		10.3	06/23/06

10.4	Lease Agreement dated January 18, 2005for rental of office premises.		SB-2		10.4	06/23/06

10.5	Lease Agreement dated March 6, 2006for rental of warehouse space.		SB-2/A-3		10.5	12/28/06

10.6	Loan Agreement dated as of April 27, 2004, by and between the Company and George LaCapra.		SB-2		10.6	06/23/06

10.7	Broker Agreement dated August 1, 2006 between Crossmark, Inc. and All American Pet Company, Inc.		SB-2		10.7	06/23/06

10.8	Loan Agreement dated as of August 29, 2006 by and between the Company and Barry Schwartz.		10-KSB	12/31/06	10.8	07/17/07

10.9	Loan Agreement dated as of October 10, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.9	07/17/07

10.10	Loan Agreement dated as of October 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.10	07/17/07

10.11	Loan Agreement dated as of November 7, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.11	07/17/07

10.12	Loan Agreement dated as of November 21, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.12	07/17/07

10.13	Loan Agreement dated as of December 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.13	07/17/07

10.14	Standard Sublease dated July 21, 2008	X

10.15	Addendum No. 1 to Standard Sublease dated July 21, 2008	X

10.16	Debt Conversion Agreement – Barry Schwartz – Dated June 20, 2008	X

10.17	Debt Conversion Agreement – Lisa Bershan – Dated June 20, 2008	X

10.18	Employment Agreement – Barry Schwartz – Dated August 24, 2008	X

10.19	Employment Agreement – Lisa Bershan – Dated August 24, 2008	X

10.20	Warrant Agreement – Barry Schwartz – Dated August 24, 2008	X

10.21	Warrant Agreement – Lisa Bershan – Dated August 24, 2008	X

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN PET COMPANY, INC.

Date: December 23, 2009	By:	/S/ BARRY SCHWARTZ
Barry Schwartz Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Barry Schwartz and Lisa Bershan, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/S/ BARRY SCHWARTZ Barry Schwartz	Chairman of the Board, Chief Executive Officer	December 23, 2009

/S/ LISA BERHSAN Lisa Bershan	President, Director	December 23, 2009

ALL AMERICAN PET COMPANY, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEET	F-2

STATEMENT OF OPERATIONS	F-3 – F-4

STATEMENT OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 – F-20

R.R. Hawkins & Associates International, a Professional Service Corporation

DOMESTIC & INTERNATIONAL BUSINESS CONSULTING

A superior method to building big business…”

To the board of Directors and Shareholders
All American Pet Company, Inc.
Los Angeles, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of All American Pet Company, Inc. as of December 31, 2008 and 2007, and the related statements of operations and cash flows for the years ending December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American Pet Company, Inc. as of December 31, 2008 and 2007, the results of operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred net losses since inception, retained deficit and negative working capital, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ R.R. Hawkins & Associates
December 3, 2009
Los Angeles, CA

5777 W. Century Blvd., Suite No. 1500
Los Angeles, CA 90045
T: 310.553.5707  F: 310.553.5337
www.rrhawkins.com

ALL AMERICAN PET COMPANY, INC.
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets
Accounts Receivable	$-	$6,674
Total Current Assets	-	6,674
Machinery and equipment, net	-	20,117
Other Assets	26,000	9,360
TOTAL ASSETS	$26,000	$36,152
LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities:
Book overdraft	9,603	4,612
Accounts Payable	1,615,618	1,504,646
Accrued Officers Salaries	125,000	207,861
Advances from officer	22,323	11,061
Accrued payroll	79,643	124,643
Accrued payroll taxes	374,302	342,542
Notes payable - others	781,800	776,138
Note payable - officer	10,038	10,038
Accrued slotting fees	-	181,403
Accrued Interest	315,523	160,141
Dividends Payable	135,600	90,400
Total Current Liabilities	3,469,450	3,413,485
Total Liabilities	3,469,450	3,413,485
COMMITMENTS AND CONTINGENCIES
Shareholders' Deficit:
Preferred shares, $0.001 par value, 10,000,000
shares authorized
Series A Preferred shares, 56,500 shares issued and
outstanding 8% cumulative dividend redeemable
by the Company at $10 per share plus one
share of Common stock and any unpaid
dividends	565,000	565,000
Common Shares, $0.001 par value, 50,000,000
shares authorized; 35,233,257 issued and
outstanding December 31, 2008 22,213,260
issued and outstanding December 31, 2007	51,910	22,214
Additional Paid In Capital	5,299,800	3,815,520
Accumulated Deficit	(9,360,160)	(7,780,066)
Total Shareholders' Deficit	(3,443,450)	(3,377,333)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$26,000	$36,152

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2008 and December 31, 2007

	December 31,	December 31,
	2008	2007
Sales	$-	$68,536
Slotting fees - write-off	(174,884)	-
Net sales	174,884	68,536
Cost of Goods Sold	-	88,696
Gross (Loss) Profit	174,884	(20,160)
Operating expenses
Sales and Marketing	188,102	324,987
General and administrative	1,334,577	2,287,396
Other	345	14,262
Total operating expenses	1,523,024	2,626,645
Loss from operations	(1,348,140)	(2,646,805)
Loss from abandonment of assets	14,923	231,911
Interest Expense	171,031	110,321
Income (loss) before income taxes	(1,534,094)	(2,989,037)
Provision for income taxes	800	800
Net loss	(1,534,894)	(2,989,837)
Preferred stock dividend	45,200	45,200
Net loss attributable to common stockholders	$(1,580,094)	$(3,035,037)

Net loss per common share	$(0.06)	$(0.23)
Weighted average number of common shares outstanding (basic and diluted)	23,937,167	12,982,836

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2008 and December 31, 2007

	For the Year Ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net loss	$(1,534,894)	$(2,989,837)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	5,195	49,586
Write-off of office equipment and office furniture	14,922	175,154
Write-off of note payable - others	(1,138)	-
Common shares for payment to professionals, employee and vendor	388,440	810,815
Conversion of notes payable to common shares	-	69,778
Shares Issued (Senior Management Signing Bonus)	285,000	-
Warrants to officers as bonus	237,500	-
(Increase) decrease in:
Accounts receivable	6,674	108,945
Inventories	-	189,818
Other assets	(16,640)	14,806
Increase (decrease) in:
Accounts payable	110,974	482,929
Accrued officer salaries	300,000	89,591
Accrued payroll	(45,000)	(20,180)
Accrued payroll taxes	31,760	148,120
Accrued slotting fees	(181,403)	(95,611)
Other current liabilities	155,382	56,071
Book overdraft	4,991	(632)
Net cash used in operating activities	(238,237)	(910,647)

Cash flows from financing activities:
Repayment of notes payable - others	-	(13,862)
Conversion of note payable - others	-	(50,000)
Proceeds from notes payable - others	6,800	110,000
Advances from officers	11,262	-
Repayment of note payable - officers	-	(4,962)
Principal payments on capital lease obligations	-	(41,008)
Write-off of capital lease obligations	-	(81,242)
Deferred offering costs	-	289,721
Net proceeds from issuance of common shares	220,175	702,000
Net cash provided by financing activities	238,237	910,647

Increase (decrease) in cash and cash equivalents	-	-
Cash at beginning of year	-	-
Cash at end of year	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$14,681
Income taxes	$800	$800

Non-cash financing activities:
Contribution of accrued compensation to additional paid-in-capital	44,250	696,500
Conversion of notes payable to common shares	-	69,778
Shares issued to employees	750	2,200
Shares issued to contested employees	-	1,300
Shares issued to public relation firm for services rendered	-	82,000
Shares issued to vendors in settlement of balance owed	51,000	28,815
Shares issued to consultants for website expense	60,720	-
Shares issued to professionals for services rendered	231,720	-
Warrants issued to officers	237,500	-
Dividends payable on Series A preferred shares	(45,200)	(45,200)
Shares issued to executive officers	285,000

The accompanying notes are an integral part of these statements.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

1.	ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On January 27, 2006, All-American Pet Company Inc., a New York corporation, merged with and into All American Pet Company, Inc., a Maryland corporation.  Prior to the merger, the Company amended the shareholder agreements to accommodate new investors.  In addition, two of the four shareholders at December 31, 2005 converted their common shares into Series A preferred stock (see note 10).

Unless the context otherwise requires, references in these financial statements to the “Company” refer to All American Pet Company, Inc., a Maryland corporation, and its predecessor, All-American Pet Company Inc., a New York corporation.  All financial statements give effect to this reincorporation as if it occurred at the beginning of the period.

Basis of Presentation

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,534,894 and a negative cash flow from operations of $238,237 for the year ended December 31, 2008, and had a working capital deficit of $3,469,451 and shareholders’ deficit of $3,443,450 as of December 31, 2008. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis.

The Company is dependent upon outside financing to continue operations. It is management’s plans to raise necessary funds via a private placement of its common stock to satisfy the capital requirements of the Company’s business plan.  There is no assurance that the Company will be able to raise necessary funds or if it is successful in raising the necessary funds, that the Company will successfully implement its business plan. The Company’s continuation as a going concern is dependent on the Company’s ability to raise additional funds through a private placement of its common stock sufficient to meet its obligations on a timely basis and ultimately to attain profitable operations.

Significant Accounting Policies

Use of Estimates

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

1.	ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Accounts Receivable and Allowances for Uncollectible Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company regularly evaluates the collectibility of the trade receivable balances by monitoring past due balances. If it is determined that a customer will be unable to meet its financial obligation, the Company records a specific reserve for bad debts to reduce the related receivable to the amount that is expected to be recovered.

Inventories

Inventories consist of raw materials, packaging supplies and finished goods and are valued at the lower of cost (first-in, first-out (FIFO) method) or market.

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

Estimated useful lives are as follows:

Computer equipment                                                                        3 - 5 years

Revenue Recognition, Sales Incentives and Slotting Fees

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenues are  recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers.  The Company’s revenue arrangements with its customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts.  These costs are typically referred to collectively as “trade spending”. Pursuant to EITF No. 00-14, EITF No. 00-25 and EITF No. 01-09, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee.  Given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months we expense the slotting fee at the time orders are first shipped to customers.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

1.	ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Shipping and Freight Charges

The Company incurs costs related to shipping and handling of manufactured products, which amounted to $0 and $9,503 for the years ended December 31, 2008 and 2007.  These costs are expensed as incurred as a component of warehouse expense. The Company also incurs shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold. Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was approximately $42,045 and $176,650 during the years ended December 31, 2008 and 2007.

Normal Spoils Costs

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold.  The Company incurred $0 and $11,820 for spoils incurred after our products were received by our customers during the years ended December 31, 2008 and 2007.  The cost of normal spoils that occurred while our raw materials were stored pending orders was nil during the years ended December 31, 2007.  The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the years ended December 31, 2008 and 2007 the Company had not booked an allowance for these costs.

Research and Development Costs
Research and development costs are expensed as incurred.

Distribution of Free Products

In order to generate interest in the Company’s dog food products, the Company sends sample products to investors, prospective buyers and consumers.  The costs related to these samples are expensed as sales and marketing expenses.  During the years ended December 31, 2008 and 2007, the Company expensed $1,815 and $2,862 related to samples.

Net Loss Attributable to Common Shareholders

Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  There was a weighted average number of common stock shares outstanding of 24,049,395 at December 31, 2008 and 12,982,989 at December 31, 2007.  Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of  8,187,031 and 3,437,031(Note 10) for the years ended December 31, 2008 and 2007, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive.  The common equivalent shares are a result of warrants issued for convertible debt.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounting for obligations and instruments potentially settled in the Company’s common stock

In connection with any obligations and instruments potentially to be settled in the Company’s stock, the Company accounts for the instruments in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s stock.

Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation.  All contracts are initially measured at fair value and subsequently accounted for based on the then current classification.  Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity.  For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities.  If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings.  The classification of a contract is reassessed at each balance sheet date.

Derivative instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock.  In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity.  In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument.  The Company accounts for derivative instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Comprehensive Income Reporting

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive loss did not differ from currently reported net loss in the periods presented.

2. RECENT ACCOUNTING PRONOUNCEMENTS

References to the "FASB", "SFAS" and "SAB" herein refer to the "Financial Accounting Standards Board", "Statement of Financial Accounting Standards", and the "SEC Staff Accounting Bulletin", respectively.

Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, account in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

2. RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (NOL) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to the uncertain tax positions.

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

SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial condition, cash flows or disclosures through December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not adopt SFAS No. 159 on any individual instrument as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions.  SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date.  The Company is currently evaluating the requirements of SFAS 141R.

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007.  This statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Non-controlling interest will be reported as part of equity in the consolidated financial statements.  Losses will allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions.  Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.  SFAS No. 160 is effective for periods beginning after December 15, 2008.  The Company is currently evaluating the requirements of SFAS No. 160.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

2. RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

The FASB also issued SFAS No. 161 “Disclosures about Derivatives Instruments and Hedging Activities” in March 2008.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company is currently evaluating the requirements of SFAS No. 161.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows through December 31, 2007.

3. MACHINERY AND EQUIPMENT

Detail of machinery and equipment at December 31, 2008 and 2007 is as follows:

	2008	2007

Computer equipment and software	$22,174	$66,023
Furniture and fixtures	-0-	4,146
	22,174	70,169
Accumulated depreciation	(22,174)	(50,052)
	$-0-	$20,117

Depreciation expense for the years ended December 31, 2008 and 2007 was $5,195 and $49,586.

4. OTHER ASSETS
Other assets include the following at December 31, 2008 and 2007:

	2008	2007

Deposits	$26,000	$9,360
	$26,000	$9,360

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has not provided for any possible penalty assessments.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement.  The amount of payroll taxes due at December 31, 2008 and 2007 totaled $374,302 and $342,542.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at December 31, 2008 and 2007:

	2008	2007

Interest payable	$314,724	$142,892
Deferred rent	-0-	15,875
State taxes	800	800
Other	-0-	574
	$315,524	$160,141

7. COMMITMENTS

Operating Lease
The Company leased its corporate offices under a non-cancelable operating lease expiring May 2010. The Company was unable to make regular lease payments for part of 2006 and much of 2005 and was in default of the lease. There were no penalties assessed as a result of the default, however the Company is charged a monthly late fee, which is immaterial, on the lease payments in arrears. Approximately $53,317 of lease payments payable is included in accounts payable as of December 31, 2008.

New Operating Lease
The Company leased its office facility on a month to month basis from November 2007 to July 21, 2008.  Commencing August 1, 2008, the Company entered into a new lease for its corporate offices.   The lease required a security deposit of $26,000.  Aggregate minimum rental commitments under all non-cancelable lease is as follows:

Year ending December 31
2009	$ 78,894
2010	$ 81,972
2011	$ 56,008

Rent expense for the years ended December 31, 2008 and 2007 amounts to $71,070 and $65,280.

Capital Lease Obligations

The Company leased certain equipment under agreements classified as capital leases.   The leases were recorded to reflect the present value of the net minimum lease payment, at acquisition date, using an interest rate of 16.62%.  In March 2006, one of the leases was restated with slightly modified terms resulting in a reduction of the liability by approximately $9,000.  In November 2007, the landlord took back possession of the equipment, leasehold improvements and inventory for money owed the landlord.  We are not aware of the intentions of the landlord regarding future collection efforts and have elected to write-off the remaining value of the capitalized leases.  This resulted in a charge to amortization expense of $71,307.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

8. NOTES PAYABLE - OTHERS AND NOTE PAYABLE – OFFICER

At December 31, 2008 and December 31, 2007, outstanding debt consisted of the following:

		December 31,	December 31,
		2008	2007

(a)	Note payable to others, in default, interest
	accrued at 10% and due on demand	$204,500	$204,500

(a)	Note payable to others, interest at 15%
	per annum. Interest and principal due on demand	557,300	551,638

(a)	Convertible note payable, interest at 6%, due
	on March 14 and March 28, 2007	20,000	20,000
	Total note payable non related parties	781,800	776,138
(b)	Notes payable to officer, interest at 15%
	per annum. Interest and principal due on demand	10,038	10,038

	Total notes payable	836,838	831,176
	Less current portion	(836,838)	(831,176)
	Long-term portion	$-	$-

(a) Notes Payable - others

On April 27, 2004, the Company entered into a note payable agreement with an individual to borrow $150,000 at 10% interest per annum.  The note was payable on April 27, 2005.  As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note.  The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term.  The Company paid $1,000 of interest during the note term and on April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees.  The additional fees were also accrued as interest expense using the effective interest method.  The Company made payments aggregating $18,000 during the new term and on September 30, 2005 became in default of this obligation. All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation of $232,000 at December 31, 2005. Accrued interest in the amount of $70,091, and $49,585 is included in interest payable at December 31, 2008 and 2007. The Company made principal payments of $0 and $15,000 for the years ended December 31, 2008 and 2007.

 On October 25, 2005, the Company entered into a note with a relative of a shareholder in the amount of $50,000. The note accrues interest at 20% per annum and is due in a lump sum of principal and accrued interest on maturity. The original due date of this note was April 26, 2006, which was subsequently extended for 60 days until June 26, 2006. On June 26, 2006, this note was extended again for an additional 18 months until December 26, 2007.  On September 28, 2007, the Company converted $20,000 of the principal balance into 133,333 shares of common stock.  On October 28, 2007, the company converted the remaining principal balance of $30,000 and $19,778 of accrued interest into 311,113 shares of common stock (Note 10).  On May 28, 2008, the Company entered into a note with this individual in the amount of $6,800.  This note accrues interest at 12% interest per annum and is due in a lump sum of principal and accrued interest on maturity at January 30, 2010.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

8. NOTES PAYABLE - OTHERS AND NOTE PAYABLE – OFFICER

(a)	Notes Payable – others – continued

During the fourth quarter of 2006, the Company entered into loans arranged by a shareholder in the aggregate amount of $400,000. The loans accrue interest at 15% per annum and are due on demand. Accrued interest in the amount of $69,452 and $8,630 is included in interest payable at December 31, 2008 and December 31, 2007.

On December 26, 2005 the Company borrowed additional funds of $25,000 from two individuals who became investors in 2007. As a result, $25,000 in short-term notes payable at December 31, 2005 was reclassed to short-term notes payable. The loans accrued interest at 15% per annum.

On January 24, 2007, the Company entered into a related party loan with a shareholder in the amount of $10,000. The loan accrues interest at 15% per annum and is due on January 23, 2008. The Company is now in default on this obligation. Accrued interest in the amount of $2,922 and $1,418 is included in the interest payable at December 31, 2008 and 2007.

During August and September of 2007, $100,000 was received from unrelated parties as loans with 0% interest and due on demand.  The unrelated parties became investors in June 11, 2009 when the loans were converted to 400,000 shares of common stock.  Since the unrelated party became related party before the issuance of this report, the note was classified as a related party note.

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals and $1,138 from an unrelated company to fund current operations. The notes were due on October 13, 2007 with accrued interest at 15% per annum. The Company made payments of $2,000 and $1,138 to the unrelated individuals and unrelated company during the years ended December 31, 2006 and 2008.  The Company is now in default on the obligations to the unrelated individuals totaled $60,250.  Accrued interest in the amount of $21,948 and $12,848 is included in interest payable at December 31, 2008 and 2007.

On February 21, 2007, the Company borrowed additional funds of $22,500 from an unrelated individual to fund current operations. The note, which was due March 1, 2007, was paid in full February 27, 2007. The Company issued 5,000 warrants for this short-term loan.

On September 15, 2005, the Company commenced a private placement offering of convertible notes to raise up to $500,000.  Pursuant to this offering, on each of September 15 and September 29, 2005, the Company issued a convertible debenture for $10,000.  The September 15 debenture was due on March 15, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually in arrears on December 31, 2005, December 31, 2006 and March 15, 2007.  The September 29 debenture was due on March 28, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually in arrears on December 31, 2005, December 31, 2006 and March 28, 2007.  Each note holder has the option at any time to convert the principal amount of each note into shares of common stock at a conversion price at $0.65 per share.  In addition, the conversion price is subject to adjustment in the event the Company issues additional shares of common stock for less than $0.65 per share.  In connection with the issuance of each note, each note holder received a warrant to purchase 7,692 shares of common stock at an exercise price of $1.00 per share.  The Company is now in default on these obligations.  There were no penalties assessed as a result of the default. Accrued interest in the amount of $3,971 and $2,768 is included in interest payable at December 31, 2008 and 2007.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

8. NOTES PAYABLE - OTHERS AND NOTE PAYABLE – OFFICER

(b) Note Payable - officer

On August 29, 2006, the Company entered into a related party note with an officer/shareholder in the amount of $25,000. The note accrues interest at 15% per annum and is due on demand. The Company made payments of $10,000 during the year ended December 31, 2006 and payments of $4,962 during the year ended December 31, 2007. Accrued interest in the amount of $4,479 and $2,969 is included in interest payable at December 31, 2008 and 2007.

(c)	Related Party- Officers

During the years ended December 31, 2007 and December 31, 2008 the Chief Executive Officer and Director Barry Schwartz and its President and Director Lisa Bershan (“Related Parties”) paid costs and or expenses on behalf of the Company of $11,061 in 2007 and $11,171 in 2008. During the nine months ended October 31, 2009 the Related Parties received $298,837 in advances from the Company. The related parties intend to offset all these advances against their accrued officers salaries based on their employment agreements.

9. INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  Deferred income tax assets relate to net operating loss carry forwards incurred while the Company filed tax returns as a Subchapter S Corporation under the Internal Revenue Code of 1986 and are not considered material. A Subchapter S Corporation’s operating results pass through to shareholders, therefore no deferred tax accounting was appropriate when the Company had this structure.  Effective January 11, 2006, the Company no longer qualified as a Subchapter S Corporation when a second class of stock was created. All operating loss carry forwards prior to January 11, 2006 are not available to offset future taxable earnings of the Company. There is no provision for federal income taxes because the Company has incurred operating losses. The Company has recorded a state income tax provision of $800, which represents the minimum Franchise Tax Fee in the State of California. The minimum Franchise Tax Fee cannot be offset with loss carry forwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate $1,938,254 valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The loss carry forwards will begin to expire in 2026 for federal income tax and 2012 and state income tax.

The significant components of the Company’s deferred tax assets are as follows:

Deferred Tax Assets as of December 31, 2008

	Federal	State
Net operating loss
2007	$2,989,837	$2,989.037
2008	1,534,894	1,534,094
	$4,524,731	$4,523,131

Tax rate	34.00%	8.84%

Tax provision	$1,538,409	$399,845
Valuation allowance	$(1,538,409)	$(399,845)

	$-0-	$-0-

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

10. SHAREHOLDERS’ DEFICIT

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

On November 30, 2005, the Company signed a letter of intent to enter into a transaction with Nortia.  The transaction resulted in (i) the Company recapitalizing to reflect total common shares outstanding being 7,500,000 common shares (ii) Nortia and or Nortia assignees acquiring 750,000 shares of newly issued common stock of the newly recapitalized company for an aggregate sales price of $100,000 of which $50,000 was paid during the year ended December 31, 2005 and $50,000 was reflected as a subscription receivable at December 31, 2005, and received in January 2006 (iii) Nortia received 500,000 warrants to purchase an additional 500,000 shares of common stock at an exercise price of $0.50 per share expiring December 2007.

Private Placement of Common Stock

During the year ended December 31, 2008, the Company raised $220,175 from private placements.  Common shares to be issued totaled 2,695,997.

During the year ended December 31, 2007, the Company raised $702,000 from private placements.  Common shares issued and to be issued totaled 1,744,000 and 2,290,000 respectively.

During the year ended December 31, 2006, the Company raised $1,327,132 (net of costs) and issued 3,844,000 shares of common stock from private placement. As a result, the Company issued a total of 342,480 warrants at an exercise price of $0.50 per share. An additional 79,167 warrants at an exercise price of $0.50 per share were issued with the conversion of $125,000 of notes payable into 316,667 shares of common stock to be issued

Conversion of Related Party Notes to Common Stock

On September 28, 2007, the Company converted $20,000 of the principal balance of a related party note into 133,333 shares of common stock.  On October 28, 2007, the company converted the remaining principal balance of the related party note of $30,000 and $19,778 of accrued interest into 311,113 shares of common stock (also see Note 8(a)).   The value of the 444,446 shares of common stock had a value of $69,778 which is equivalent to the principal balance of the note and the accrued interest.  In addition the company converted $45,000 of notes to 1,000,000 common stock.

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

10. SHAREHOLDERS’ DEFICIT - CONTINUED

Conversion of Shares of Common Stock into Preferred Shares - continued

The Series A Preferred Stock is entitled to cumulative dividends of 8% per annum and is payable on March 1st of each year beginning in 2006.  Once issued, the Company will have the right, by agreement, to redeem the outstanding shares of Series A Preferred Stock at their liquidation value at anytime.  For each share of Series A Preferred Stock that is redeemed, the holder also shall receive one share of the Company’s common stock in addition to the liquidation value.  $135,600 and $90,400 is included in dividend payable at December 31, 2008 and 2007 in the accompanying balance sheet. The liquidation preference, which includes the unpaid dividends, is valued at $700,600 and $655,400 at December 31, 2008 and 2007 respectively.

Warrants Issued with Debt

The Company raised $20,000 in 2005 from convertible notes. As a result, the Company issued warrants for 15,384 shares at an exercise price of $1.00 per share. A Black Scholes calculation determined the value of the warrants was $57 at December 31, 2005. The Black Scholes calculation takes into consideration the following assumptions: 15,384 as number of shares, a stock price of $0.50, an exercise price of $1.00, a five year term, volatility rate of 13.3%, discount rate of 3.94%, immediate vesting period and a term of five years.

The Company commenced a private placement offering of convertible notes payable and raised $25,000 in 2005 and an additional $100,000 in 2006. The notes were converted in the first quarter of 2006.  As part of the conversion election, the note holders received warrants to purchase an additional 79,167 shares of common stock at an exercise price of $0.50 per share.  As a result, the Company recorded additional interest expense of $9,089 related to these warrants using a Black Scholes calculation. The Black Scholes calculation takes into consideration the following assumptions: 79,167 as number of shares, a stock price of $0.50, an exercise price of $.50, immediate vesting period, a four year term and volatility rate of 13.3%.

On November 30, 2005 the Company signed a letter of intent to enter into a private placement transaction in which Nortia Capital Partners, L.P. (“Nortia”) received 500,000 warrants to purchase an additional 500,000 shares of common stock at an exercise price of $0.50 per share. The Company recorded the fair value of these warrants of $51,000 using a Black Scholes calculation. The Black Scholes calculation takes into consideration the following assumptions: 500,000 as number of shares, a stock price of $0.50, an exercise price of $.50, a two year term, volatility rate of 13.3%, discount rate of 3.94%, immediate vesting period and a term of two years.

During the year ended December 31, 2006, the Company concluded a private placement transaction resulting in the Company issuing a total of 342,480 warrants at an exercise price of $0.50 per share. A Black Scholes calculation determined the value of the warrants was $39,521 at December 31, 2006. The Black Scholes calculation takes into consideration the following assumptions: 342,480 as number of shares, a stock price of $0.50, an exercise price of $0.50, a four year term, volatility rate of 10.9%, discount rate of 4.51%, immediate vesting period and a term of four years.

On February 21, 2007, the Company received a loan from an unrelated individual to fund current operations.  For the short term loan, the Company issued 5,000 warrants to purchase an additional 5,000 shares of common stock at an exercise price of $0.50 per share. A Black Scholes calculation determined the value of the warrants was $134 at March 31, 2007. The Black Scholes calculation takes into consideration the following assumptions: 5,000 as number of shares, a stock price of $0.50, an exercise price of $0.50, a ten month term, volatility rate of 10.9%, discount rate of 5.05%, immediate vesting period and a term of ten months.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

10. SHAREHOLDERS’ DEFICIT - CONTINUED

Warrants Issued with Debt - continued

During the year ended December 31, 2007, the Company concluded a private placement transaction in the amount of $300,000 resulting in the Company issued and to be issued a total of 3,000,000 shares of common stock and 3,000,000 warrants at an exercise price of $0.10 per share. A Black Scholes calculation determined the value of the warrants was $170,626 at December 31, 2007. The Black Scholes calculation takes into consideration the following assumptions:  3,000,000 as number of shares, a stock price of $0.10, an exercise price of $0.10, a two year term, volatility rate of 105.91%, discount rate of 5.09%, immediate vesting period and a term of two years.

Pursuant to the August 24, 2008 Employment Agreement, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,375,000 warrants each at an exercise price of $0.17 per share as bonus.  A Black Scholes calculation determined the value of the warrants was $118,750 of bonus to each officer.  The Black Scholes calculation takes into consideration the following assumptions:  5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, a ten year term, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a term of ten years.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the years ended December 31, 2008 and 2007 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share
Outstanding at January 1, 2007	937,031	$0.51

Granted	3,005,000	0.10 – 0.50

Expired	505,000	0.50

Outstanding at December 31, 2007	3,437,031	0.15

Granted	5,000,000	0.17

Expired	--	--

Outstanding at December 31, 2008	8,437,031	$0.16

Exercisable at December 31, 2008	8,437,031	$0.16

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2008 is from two to ten years.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

10. SHAREHOLDERS’ DEFICIT - CONTINUED

Common Stock to Employees and Contested Employee Claims

In March 2008, the Company issued 750,000 shares of common stock valued $45,000 to an employee for payment of salaries.

As part of the final salary payments, the Company issued shares to employees for unpaid salaries.  All employees of the Company agreed to accept the Company issued common shares as payment in full for accrued salaries and non-reimbursed employee expenses.  As such, in November 2007 the Company issued 3,500,000 shares to all employees for payment of their accrued salaries and respective non-reimbursed expenses.  In December 2007, three employees filed an action with the State of California Employment Development Department alleging that they were not paid salaries and non-reimbursement of expenses.  In June 2008, a hearing was with the California Labor Department Industrial Relations.  On July 7, 2008, the plaintiffs were awarded their claims.  The Company, on April 28, 2009 filed an action in Los Angeles County Superior Court for the following:  (1) Breach of contract, (2) Conversion, (3) Unjust enrichment, (4) Fraud and deceit, (5) Claim and delivery, and (6) Injunctive relief.

Summary of claims by and shares issued to these former employees are as follows:

Company Issuances
Company compensation shares issued	1,300,000
Employee claims shares value	$260,000

Employee Claims
Unpaid salaries	$108,799
Reimbursable expenses	18,360
Interest claimed to June 19, 2008	10,447
Additional salaries	27,629
Total Claimed	$165,235

The Company has reflected the issuance of these 1,300,000 shares which amount $260,000 charged as “Contested Employees Claims”.

Common Stock to Vendors and Consultants

During the year ended December 31, 2008, the Company issued 850,000 shares of common stock to two vendors in settlement of $51,000 owed.  In addition, the Company also issued 4,874,000 shares of common stock valued $295,440 to various consultants and professionals for services rendered.

During the year ended December 31, 2007, the Company issued 288,147 shares of common stock to a vendor in settlement of $28,815 owed.  In addition, the Company also issued 410,000 shares of common stock valued $82,000 to a professional firm for services rendered.

Common Stock Issued – Settlement of Officer Accrued Salaries

The Board of Directors in an effort to reduce payables authorizes the CEO to enter into an agreement with the only officers of the corporation, Barry Schwartz the CEO and Lisa Bershan the President to accept shares of Common stock for all accrued salary as of July 31, 2008.

Therefore it was resolved that the officers of the company take advantage of the ability to pay past due salary accruals with restricted shares of Common stock.

Therefore, it is now resolved that the price used to calculate the number of shares to be issued be based on the average trading price for the company’s shares based on the transactions recorded by the quotation services during the month of July.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

The following was effected:
For Barry Schwartz, his accrued salary was exchanged for 8,843,584 shares of Common stock.  For Lisa Bershan, her accrued salary was exchanged for 6,933,372 shares of Common stock

11. EMPLOYMENT AGREEMENTS

On August 24, 2008, All American Pet executed five and one-half-year Employment Agreements with Mr. Barry Schwartz, as CEO and Director and Ms. Lisa Bershan, as President and Director.

Barry Schwartz

Pursuant to the August 24, 2008 Employment Agreement, All American Pet agreed to compensate Mr. Schwartz with a salary of $150,000 per year for his services.  In addition, Mr. Schwartz received 2,375,00,000 shares of Common stock as a signing bonus, Mr. Schwartz was also received 2,500,000 warrants and other forms of incentive compensation.  Mr. Schwartz was also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, should authorize.

Lisa Bershan

Pursuant to the August 24, 2008 Employment Agreement, All American Pet agreed to compensate Ms. Bershan with a salary of $150,000 per year for her services.  In addition, Ms. Bershan received 2,375,000 shares of Common stock as a signing bonus, she also received 2,500,000 warrants and other forms of incentive compensation.  Ms. Bershan was also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, should authorize.

12. LITIGATION AND JUDGMENTS

The Company was and is involved in various litigations with trade creditors.  Currently there are ten judgments against the Company in the aggregate amount of $189,000, including interest and costs.

There are four former employees salary claims filed with California Labor Department in the aggregate amount of $59,000, including salaries and other costs that were not compensated by issuance of shares.

13. SUBSEQUENT EVENT

In February 27, 2009, the Company entered into an agreement with the two preferred shareholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common shares.   The delivery of the common shares to the preferred shareholders took place in March 2009 and the Company was released by the shareholders (the Releases) from any and all future claims and liabilities. The preferred shareholders have the right to sell the common shares at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010.  The Company has agreed that the total value of the sales over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or 5,000,000 shares at $0.16 per share.  If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share.  If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making cash payment on or before May 31, 2010.   In addition, no later than June 15, 2010, the Company will issue an additional 3,000,000 shares of the common shares in total to the preferred shareholders if the sales proceeds and any additional payments made by the Company is less than $800,000.

On October 13, 2009, the Company held a shareholder meeting and the shareholders voted to increase the authorization of common shares from 50,000,000 shares to 250,000,000 shares.