Form 10-Q
period 2009-03-31
ALL AMERICAN PET COMPANY, INC.
filed 2010-01-14
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   No 

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No 

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2009, was 51,928,383 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 8,437,031 shares of Common Stock.

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Balance Sheets of All American Pet Company, Inc. as of March 31, 2009, March 31, 2008 and December 31, 2008	3
	Statements of Operations of All American Pet Company, Inc. for the three-month period ended March 31, 2009 and March 31, 2008.	4
	Statements of Shareholder’s Deficit of All American Pet Company, Inc. for the three month period ending March 31, 2009, March 31, 2008 and full year ended December 31, 2008.	5
	Statements of Cash Flows of All American Pet Company, Inc. for the three months ended March 31, 2009 and March 31, 2008.	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risks.	37
Item 4T.	Controls and Procedures.	37

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	39
Item 1A.	Risk Factors.	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities.	40
Item 4.	Submission of Maters to a Vote of Security Holders.	40
Item 5.	Other Information.	40
Item 6.	Exhibits.	40
	Signatures	40
	Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL AMERICAN PET COMPANY, INC.
BALANCE SHEETS
For the Periods Ending March 31, 2009, March 31, 2008 (Unaudited) and December 31, 2008.

	March 31, 2009	December 31, 2008	March 31, 2008
ASSETS	(Unaudited)		(Unaudited)
Banking	$1,484.00	$-	$-
Current Assets
Accounts Receivable	$-	$-	$6,674
Total Current Assets	$-	$-	$6,674
Machinery and equipment, net	$-	$-	$-
Other Assets	$26,000	$26,000	$-
TOTAL ASSETS	$27,484	$26,000	$6,674
LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities:
Book overdraft	$(1,484)	$9,603	$4,108
Accounts Payable	$1,574,483	$1,615,618	$1,508,784
Accrued Officers Salaries	$200,000	$125,000	$282,861
Advances from officer	$16,255	$22,323	$38,805
Accrued payroll	$79,643	$79,643	$79,643
Accrued payroll taxes	$374,302	$374,302	$342,542
Notes payable - others	$395,300	$781,800	$775,000
Note payable - officer	$10,038	$10,038	$10,038
Accrued Interest and Other	$183,749	$315,523	$167,996
Dividends Payable	$-	$135,600	$101,700
Total Current Liabilities	$2,832,286	$3,469,450	$3,311,477
Total Liabilities	$2,832,286	$3,469,450	$3,311,477
COMMITMENTS AND CONTINGENCIES
Series A Preferred shares, 56,500 shares issued and outstanding 8% cumulative dividend redeemable by the Company at $10 per share plus one share of Common stock and any unpaid dividends	$-	$565,000	$565,000
Common Shares	$66,477	$51,910	$28,688
Additional Paid In Capital	$6,571,652	$5,299,800	$4,197,486
Accumulated Deficit	$(9,444,416)	$(9,360,160)	$(8,095,868)
Total Shareholders' Deficit	$(2,806,286)	$(3,443,450)	$(3,304,695)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$26,000	$26,000	$6,782

See accompanying notes to financial statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ending March 31, 2009 and March 31, 2008

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Revenue	$-	$-
Reversal of Slotting Fees	$-	$(182,083)
Gross (Loss) Profit	$-	$182,083
Operating expenses
Sales and Marketing	$(22,713)	$105,559
General and administrative	$96,242	$341,799
Other	$-	$-
Total operating expenses	$73,529	$447,358
Loss from operations	$(73,529)	$(265,275)
Loss from abandonment of assets	$-	$14,923
Interest Expense	$10,726	$24,303
Income (loss) before income taxes	$(84,255)	$(304,501)
Provision for income taxes	$800	$800
Net loss	$(85,055)	$(305,301)
Preferred stock dividend	$-	$11,300
Net loss attributable to common stockholders	$(85,055)	$(316,601)

Net loss per common share	$(0.001)	$(0.016)
Weighted average number of common shares outstanding (basic and diluted)	47,367,596	19,820,660

See accompanying notes to financial statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF SHAREHOLDERS EQUITY
For the Periods Ending March 31, 2009, March 31, 2008 (Unaudited) and December 31, 2008

	COMMON SHARES	COMMON SHARES - TO BE ISSUED	COMMON SHARES AMOUNT	COMMON SHARES TO BE ISSUED AMOUNT	WARRANTS	WARRANTS AMOUNT	SERIES A PREFERRED SHARES	SERIES A PREFERRED AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' (DEFICIT)

BALANCE AT
December 31, 2007	19,023,260	2,290,000	19,924	$2,290	3,437,031	$270,427	56,500	$565,000	$3,545,093	$(7,780,066)	$(3,377,332)

Stock issued to employees	750,000	--	750	--	--	--	--	--	44,250	--	45,000

Stock issued to consultants for website expenses	1,012,000	--	1,012	--	--	--	--	--	59,708	--	60,720

Stock issued to vendor for facilities rental	150,000		150	--	--	--	--	--	8,850	--	9,000

Stock issued to vendor for advertising	700,000	--	700	--	--	--	--	--	41,300	--	42,000

Stock issued to professionals for financing expense	1,702,000	--	1,702	--	--	--	--	--	100,418	--	102,120

Stock issued to professional firms for services rendered	2,160,000	--	2,160	--	--	--	--	--	127,440	--	129,600

Series A Preferred Stock Dividends	--	--	--	--	--	--	--	--	--	(11,300)	(11,300)

Net loss	-	-	-	-	-	-	-	-	-	(304,501)	(304,501)

BALANCE AT
March 31, 2008	25,497,260	2,290,000	26,398	2,290	3,437,031	270,427	56,500	565,000	3,927,059	$(8,095,867)	$(3,304,693)

Stock issued to executive officers- signing bonus	4,750,000		4,750						280,250		285,000

Stock to be issued through private placement		317,647		$318	--	--	--	--	26,682	--	27,000

Series A Preferred Stock Dividends	--	--	--	--	--	--	--	--	--	(11,300)	(11,300)

Net loss	-	-	-	-	-	-	-	-	-	(502,837)	(502,837)

BALANCE AT
June 30, 2008	30,247,260	2,290,000	31,148	2,290	3,437,031	270,427	56,500	565,000	4,207,309	$(8,610,004)	$(3,506,830)

Warrants issued to officers	--	--	--	--	5,000,000	237,500	--	--	--	--	237,500

Conversion of Accrued Officers Salaries	15,776,956		15,776						367,085		382,861

Stock to be issued through private placement		1,090,293		$1,090	--	--	--	--	91,585	--	92,675

Series A Preferred Stock Dividends	--	--	--	--	--	--	--	--	--	(11,300)	(11,300)

Net loss	-	-	-	-	-	-	-	-	-	-470432	-470432

BALANCE AT
September 30, 2008	46,024,216	3,380,293	46,924	3,380	8,437,031	507,927	56,500	565,000	4,665,979	$(9,091,736)	$(3,275,526)

Stock to be issued through private placement		1,288,057		$1,288	--	--	--	--	99,212	--	100,500

Series A Preferred Stock Dividends	--	--	--	--	--	--	--	--	--	(11,300)	-11,300

Net loss	--	--	--	--	--	--	--	--	--	$(257,124)	$(257,124)

BALANCE AT
December 31, 2008	46,024,216	4,668,350	46,924	4,668	8,437,031	507,927	56,500	565,000	4,765,191	$(9,360,160)	$(3,443,450)

Stock to be issued through private placement		52,592		$526	--	--	--	--	42,794	0	43,320

Series A Preferred Stock Conversions	5,000,000		5,000				(56,500)	$(565,000)	695,600		135,600

Conversion of note payable- unrelated party	9,041,670		9,042						533,458		542,500

Net loss	--	--	--	--	--	--	--	--	--	$(84,255)	$(84,255)
BALANCE AT
March 31, 2009	60,065,886	4,720,942	60,966	5,194	8,437,031	507,927	-	-	6,037,043	$(9,444,415)	$(2,806,285)

See accompanying notes to financial statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ending March 31, 2009, March 31, 2008 (Unaudited) and December 31, 2008

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(85,055)	$(305,077)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	$-	$5,195
Write-off of note payable - others	$-	$(1,138)
Common shares for payment to professionals, employee and vendor	$-	$388,440
Conversion of notes payable to common shares	$542,500	$-
(Increase) decrease in:
Accounts receivable	$-	$(70,600)
Inventories	$-	$(0)
Other assets	$-	$26,000
Increase (decrease) in:
Accounts payable	$(41,135)	$4,138
Accrued officer salaries	$75,000	$75,000
Accrued payroll	$-	$(45,000)
Accrued payroll taxes	$-	$31,760
Accrued slotting fees	$-	$(182,083)
Other current liabilities	$(131,774)	$7,855
Book overdraft	$(11,087)	$(504)
Net cash used in operating activities	$348,449	$(66,014)

Cash flows from financing activities:
Repayment of notes payable - others	$-	$1,138
Conversion of note payable - others	$400,000	$-
Proceeds from notes payable - others	$-	$-
Advances from officers	$(6,068)	$27,744
Repayment of note payable - officers	$-	$-
Write-off of capital lease obligations	$-	$-
Deferred offering costs	$-	$-
Net proceeds from issuance of common shares	$43,320	$-
Net cash provided by financing activities	$437,252	$28,882

Increase (decrease) in cash and cash equivalents	$-	$-
Cash at beginning of year	$-	$-
Cash at end of year	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-
Income taxes	$800	$800

Non-cash financing activities:
Contribution of accrued compensation to additional paid-in-capital
Conversion of notes payable to common shares	$542,500	$-
Shares issued to employees	$-	$750
Shares issued to contested employees	$-	$-
Shares issued to public relation firm for services rendered	$-	$-
Shares issued to vendors in settlement of balance owed	$-	$850
Shares issued to consultants for website expense	$-	$1,012
Shares issued to professionals for services rendered	$-	$2,160
Warrants issued to officers	$-	$-
Dividends payable on Series A preferred shares	$135,600	$(11,300)
Shares issued to executive officers	$-	$-

See accompanying notes to financial statements.

ALL AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENT
For the Three Months Ending March 31, 2009 and March 31, 2008
(unaudited)

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
All-American Pet Company, Inc. was incorporated in New York in 2003 as a Subchapter S Corporation under the Internal Revenue Code of 1986.  The Company, produces, markets and sells premium dog food primarily through supermarkets and grocery stores under the brand name Bowwow Breakfast Cereal (Bowwow Breakfast) in the United States. The Company developed the first line of commercial dog food specifically targeted for the morning meal.

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. These financial statements should be read in conjunction with the financial statements and related notes for the fiscal year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on December 23, 2009.

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $85,055 and a negative cash flow from operations of $323,833 for the period ended March 31, 2009, and had a working capital deficit of $2,832,286 and shareholders’ deficit of $2,806,086 as of March 31, 2009. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis.

The Company is dependent upon outside financing to continue operations. It is management’s plans to raise necessary funds via a private placement of its common stock to satisfy the capital requirements of the Company’s business plan.  There is no assurance that the Company will be able to raise necessary funds or if it is successful in raising the necessary funds, which the Company will successfully implement its business plan. The Company’s continuation as a going concern is dependent on the Company’s ability to raise additional funds through a private placement of its common stock sufficient to meet its obligations on a timely basis and ultimately to attain profitable operations.

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

Shipping and Freight Charges
The Company incurs costs related to shipping and handling of manufactured products. These costs are expensed as incurred as a component of warehouse expense. The Company also incurs shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold. Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale. The Company ceased the manufacturing portion of its operations in October of 2007, as a result no expenses were incurred.

Advertising Costs
Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was approximately $0.00 and $42,045 during the period ended March 31, 2009 and 2008.

Normal Spoils Costs
Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold.  The company booked no expenses for spoils during the period ending March 31, 2009 and March 31, 2008.

Research and Development Costs
Research and development costs are expensed as incurred.

Distribution of Free Products
In order to generate interest in the Company’s dog food products, the Company sends sample products to investors, prospective buyers and consumers. The costs related to these samples are expensed as sales and marketing expenses. During the period ended March 31, 2009 and 2008, the Company incurred no expenses related to samples.

Net Loss Attributable to Common Shareholders
Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  There was a weighted average number of common stock shares outstanding of 47,367,596 at March 31, 2009 and 19,820,660 at March 31, 2008. Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of 13,157,973 and 59,270311 for the periods ended March 31, 2009 and 2008, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive. The common equivalent shares are a result of warrants issued for convertible debt.

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

3. MACHINERY AND EQUIPMENT

Detail of machinery and equipment at March 31, 2009 and 2008 is as follows:

	3/31/2009	3/31/2008

Computer equipment and software	$22,174	$22,174
Furniture and fixtures	-0-	-0-
	22,174	-0-
Accumulated depreciation	(22,174)	(22,174)
	$-0-	$-0-

Depreciation expense for the period ended March 31, 2009 and 2008 was $0.00 and $0.00.

4. OTHER ASSETS

Other assets include the following at March 31, 2009 and 2008:

	2009	2008

Deposits	$26,000	$6,674
	$26,000	$6,674

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has not provided for any possible penalty assessments.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes due at March 31, 2009 and 2008 totaled $374,302 and $342,542.

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at March 31, 2009 and 2008:

	2009	2008

Interest payable	$182,949	$167,196
State taxes	800	800
Other	-0-	-0-
	$183,749	$167,996

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

New Operating Lease
The Company leased its office facility on a month to month basis from November 2007 to July 21, 2008.  Commencing August 1, 2008, the Company entered into a new lease for its corporate offices. The lease required a security deposit of $26,000.  Aggregate minimum rental commitments under the non-cancelable lease are:

Period ending March 31

2009	$78,894
2010	81,972
2011	56,008

Rent expense for the period ended March 31, 2009 and 2008 amounts to $71,070 and $65,280.

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

8. NOTES PAYABLE - OTHERS AND NOTE PAYABLE – OFFICER

At March 31, 2009 and March 31, 2008, outstanding debt consisted of the following:

		March 31,	March 31,
		2009	2008

(a)	Note payable to others, in default, interest
	Accrued at 10% and due on demand	$204,500	$204,500

(a)	Note payable to others, interest at 15%
	per annum. Interest and principal due on demand	170,800	550,500

(a)	Convertible note payable, interest at 6%, due
	on March 14 and March 28, 2007	20,000	20,000
	Total note payable non related parties	395,300	775,000
(b)	Notes payable to officer, interest at 15%
	per annum. Interest and principal due on demand	10,038	10,038

	Total notes payable	405,338	785,038
	Less current portion	(405,338)	(785,038)
	Long-term portion	$-	$-

(a) Notes Payable - others
On April 27, 2004, the Company entered into a note payable agreement with an individual to borrow $150,000 at 10% interest per annum. The note was payable on April 27, 2005. As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note. The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term. The Company paid $1,000 of interest during the note term and on April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees. The additional fees were also accrued as interest expense using the effective interest method. The Company made payments aggregating $18,000 during the new term and on September 30, 2005 became in default of this obligation. All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation of $232,000 at December 31, 2005. Accrued interest in the amount of $70,091 and $49,585 is included in interest payable at December 31, 2008 and 2007. The Company made principal payments of $0 and $15,000 for the years ended December 31, 2008 and 2007.

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

During the fourth quarter of 2006, the Company entered into loans arranged by a shareholder in the aggregate amount of $400,000. The loans accrue interest at 15% per annum and are due on demand. Accrued interest in the amount of $14,959 and $12,883 is included in interest payable at March 31, 2009 and March 31, 2008.

On December 26, 2005 the Company borrowed additional funds of $25,000 from two individuals who became investors in 2007 by converting the notes to Common stock at $0.50 per share. As a result, $25,000 in short-term notes payable at December 31, 2005 was reclassed to short-term notes payable. The loans accrued interest at 15% per annum.

On January 24, 2007, the Company entered into a related party loan with a shareholder in the amount of $10,000. The loan accrues interest at 15% per annum and is due on January 23, 2008. The Company is now in default on this obligation. Accrued interest in the amount of $507 and $374 is included in the interest payable at March 31, 2009 and 2008.

During August and September of 2007, $100,000 was received from unrelated parties as loans with 0% interest and due on demand.  The unrelated parties became investors in June 11, 2009 when the loans were converted to 400,000 shares of common stock.

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals and $1,138 from an unrelated company to fund current operations. The notes were due on October 13, 2007 with accrued interest at 15% per annum. The Company made payments of $2,000 and $1,138 to the unrelated individuals and unrelated company during the years ended December 31, 2006 and 2008. The Company is now in default on the obligations to the unrelated individuals totaled $60,250. Accrued interest in the amount of $3,505 and $2,769 is included in interest payable at March 31, 2009 and 2008.

On February 21, 2007, the Company borrowed additional funds of $22,500 from an unrelated individual to fund current operations. The note, which was due March 1, 2007, was paid in full February 27, 2007. The Company issued 5,000 warrants for this short-term loan.

On September 15, 2005, the Company commenced a private placement offering of convertible notes to raise up to $500,000. Pursuant to this offering, on each of September 15 and September 29, 2005, the Company issued a convertible debenture for $10,000.  The September 15 debenture was due on March 15, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually the notes are currently in arrears on December 31, 2005, December 31, 2006 and March 15, 2007. The September 29 debenture was due on March 28, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually arrears on December 31, 2005, December 31, 2006 and March 28, 2007 (the note is currently in arrears).  Each note holder has the option at any time to convert the principal amount of each note into shares of common stock at a conversion price at $0.65 per share. In addition, the conversion price is subject to adjustment in the event the Company issues additional shares of common stock for less than $0.65 per share.  In connection with the issuance of each note, each note holder received a warrant to purchase 7,692 shares of common stock at an exercise price of $1.00 per share.

(b) Note Payable - Officer
On August 29, 2006, the Company entered into a related party note with an officer/shareholder in the amount of $25,000. The note accrues interest at 15% per annum and is due on demand. The Company made payments of $10,000 during the year ended December 31, 2006 and payments of $4,962 during the year ended December 31, 2007. Accrued interest in the amount of $371 and $375 is included in interest payable at March 31, 2009 and 2008.

9. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008 the Chief Executive Officer and Director Barry Schwartz and its President and Director Lisa Bershan (“Related Parties”) paid costs and or expenses on behalf of the Company of $11,061 in 2007 and $11,171 in 2008. During the period ended March 31, 2009 and March 31, 2008 the Related Parties received $16,225 and $38,805 in advances from the Company. The related parties intend to offset all these advances against their accrued officers salaries based on their employment agreements.

10. INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  Deferred income tax assets relate to net operating loss carry forwards incurred while the Company filed tax returns as a Subchapter S Corporation under the Internal Revenue Code of 1986 and are not considered material. A Subchapter S Corporation’s operating results pass through to shareholders, therefore no deferred tax accounting was appropriate when the Company had this structure. Effective January 11, 2006, the Company no longer qualified as a Subchapter S Corporation when a second class of stock was created. All operating loss carry forwards prior to January 11, 2006 are not available to offset future taxable earnings of the Company. There is no provision for federal income taxes because the Company has incurred operating losses. The Company has recorded a state income tax provision of $800, which represents the minimum Franchise Tax Fee in the State of California. The minimum Franchise Tax Fee cannot be offset with loss carry forwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate $1,974,619 valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The loss carry forwards will begin to expire in 2026 for federal income tax and 2012 and state income tax.

The significant components of the Company’s deferred tax assets are as follows:

Deferred Tax Assets as of March 31, 2009

	Federal	State
Net operating loss
Year End 2007	$2,989,837	$2,989.037
Year End 2008	1,534,894	1,534,094
Three Months Ended March 31, 2009	85,055	84,255
	4,609,786	4,607,386

Period Ending March 31, 2009
Tax rate	34.00%	8.84%

Tax provision	$1,567,393	$407,292
Valuation allowance	$(1,567,393)	$(407,292)

	$-0-	$-0-

11. SHAREHOLDERS’ DEFICIT

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

Private Placement of Common Shares
During the year ended December 31, 2008, the Company raised $220,175 from private placements. Common shares to be issued totaled 2,695,997. During the period ending March 30, 2009 the company raised $43,320 from private placement with 52,592 Common shares to be issued.

During the year ended December 31, 2007, the Company raised $702,000 from private placements.  Common shares issued and to be issued totaled 1,744,000 and 2,290,000 respectively.

During the year ended December 31, 2006, the Company raised $1,327,132 (net of costs) and issued 3,844,000 shares of Common shares from private placement. As a result, the Company issued a total of 342,480 warrants at an exercise price of $0.50 per share. An additional 79,167 warrants at an exercise price of $0.50 per share were issued with the conversion of $125,000 of notes payable into 316,667 shares of common stock to be issued.

Conversion of Related Party Notes to Common Shares
On September 28, 2007, the Company converted $20,000 of the principal balance of a related party note into 133,333 shares of Common stock. On October 28, 2007, the company converted the remaining principal balance of the related party note of $30,000 and $19,778 of accrued interest into 311,113 shares of Common stock (also see Note 8(a)).  The value of the 444,446 shares of common stock had a value of $69,778, which is equivalent to the principal balance of the note and the accrued interest.  In addition the company converted $45,000 of notes to 1,000,000 shares common stock.

Conversion of Shares of Common Shares into Preferred Shares
As an additional condition of the December 28, 2005 private placement and recapitalization in Maryland, two of the four existing shareholders entered into an agreement to convert their common shares into 56,500 shares of preferred stock designated Series A. The tendered shares of common stock were reallocated to the other two founding shareholders such that the total number of issued and outstanding shares of common stock will not change. This recapitalization was recorded retroactively to inception.  As a result of the recapitalization, the number of shares authorized was increased and as such, the common stock previously subscribed but not issued in 2005 was recorded as issued as of December 31, 2005.

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

Conversion of Preferred Shares to Common Shares
In February 27, 2009, the Company entered into an agreement with the two preferred shareholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common shares.  The delivery of the common shares to the preferred shareholders took place in March 2009 and the Company was released by the shareholders (the Releases) from any and all future claims and liabilities. The preferred shareholders have the right to sell the common shares at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the sales over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company will issue an additional 3,000,000 shares of the common shares in total to the preferred shareholders if the sales proceeds and any additional payments made by the Company is less than $800,000.

Conversion of Notes Payable to Common Shares
During the three-month period ending March 31, 2009 the holders of $400,000 in notes with accrued interest of $142,500 converted the notes and accrued interest to 9,041,667 Common shares.

Increase in Authorized Common Shares
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

Pursuant to the August 24, 2008 Employment Agreement, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,500,000 warrants each at an exercise price of $0.17 per share as bonus.  A Black Scholes calculation determined the value of the warrants was $118,750 of bonus to each officer.  The Black Scholes calculation takes into consideration the following assumptions:  5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, a ten year term, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a term of ten years.

Warrants Outstanding
A summary of the Company’s outstanding warrants and activity for the period ended March 31, 2009 and 2007 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share
Outstanding at January 1, 2007	937,031	$0.51

Granted	3,005,000	$0.10 – 0.50

Expired	505,000	$0.50

Outstanding at December 31, 2007	3,437,031	$0.15

Granted August 2008 and March 31, 2009	5,000,000	$0.17

Expired	--	$--

Outstanding at December 31, 2008 and March 31, 2009	8,437,031	$0.16

Exercisable at December 31, 2008 and March 31, 2009	8,437,031	$0.16

The weighted-average remaining contractual life of the warrants outstanding at March 31, 2009 is from two to ten years.

Common Shares to Employees and Contested Employee Claims

In March 2008, the Company issued 750,000 shares of Common shares valued $45,000 to an employee for payment of salaries.

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

Summary of claims by and shares issued to these former employees are as follows:

Company Issuance
Company compensation shares issued	1,300,000
Employee claims shares value	$260,000

Employee Claims
Unpaid salaries	$108,799
Reimbursable expenses	$18,360
Interest claimed to June 19, 2008	$10,447
Additional salaries	$27,629
Total Claimed	$165,235

The Company has reflected the issuance of these 1,300,000 shares which amount to $260,000 charged as “Contested Employees Claims”.

Common Shares to Vendors and Consultants

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

Common Stock Issued – Settlement of Officer Accrued Salaries

The Board of Directors in an effort to reduce payables authorized the CEO to enter into an agreement with the only officers of the corporation, Barry Schwartz the CEO and Lisa Bershan the President to accept shares of Common stock for all accrued salary as of July 31, 2008.

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

The following was effected:
For Barry Schwartz, his accrued salary was exchanged for 8,843,584 shares of Common stock.  For Lisa Bershan, her accrued salary was exchanged for 6,933,372 shares of Common stock

12. EMPLOYMENT AGREEMENTS

On August 24, 2008, All American Pet executed five and one-half-year Employment Agreements with Mr. Barry Schwartz, as CEO and Director and Ms. Lisa Bershan, as President and Director.

Barry Schwartz

Pursuant to the August 24, 2008 Employment Agreement, All American Pet agreed to compensate Mr. Schwartz with a salary of $150,000 per year for his services. In addition, Mr. Schwartz received 2,375,000 shares of Common stock as a signing bonus. Mr. Schwartz was also received 2,500,000 warrants and other forms of incentive compensation.  Mr. Schwartz was also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, did authorize.

Lisa Bershan

Pursuant to the August 24, 2008 Employment Agreement, All American Pet agreed to compensate Ms. Bershan with a salary of $150,000 per year for her services.  In addition, Ms. Bershan received 2,375,000 shares of Common stock as a signing bonus.  Ms Bershan also received 2,500,000 warrants and other forms of incentive compensation.  Ms. Bershan was also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion,  did authorize.

13. LITIGATION AND JUDGMENTS
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

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has a net operating loss (NOL) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces healthy products for dogs, with the core product being super premium dog food. We produce, market and sell super-premium dog food under the brand names Grrrnola™ Natural Dog Food, BowWow Breakfast Cereal™, and a full line of super premium dog nutritional bars (a full 8 ounce meal serving) in a 4 ounce bar that are portable, convenient and healthy. We believe that this new form of super premium dog food will revolutionize the industry for the dog “on the go”. Just as Kellogg revolutionized the industry with their Nutra-Grain Bars for humans, creating a $3.4 billion category, the All American Branded Bars for Dogs will be the industry phenomenon in pet food. Our market strategy will open the category with healthy and natural “Grrrnola Bars” for dogs and will be targeted to the mass merchants, pet centers, supermarket and drug store chains. We plan on expanding these product lines with additional packaging alternatives, additional flavors and additional bars (e.g. Nutritional Bars, Energy Bars, Food Supplement Bars and Power Bars) if we are able to secure adequate funding to do so.

Based on our review of the available products in the dog food market, we believe we have also developed the first line of commercial super premium dog food specifically targeted for the morning meal.  As part of our marketing strategy, we have shaped and packaged our products similar to breakfast cereals. Bow Wow Breakfast™ Cereal provides a complete and balanced start to any dog’s day. Our premium blend of natural ingredients provides essential nutrients optimized to promote dog nutrition, health and vitality. Bow Wow Breakfast is available in three flavors and textures; Chompions™, Chewabunga™ and Fido Flakes™.

Grrr-nola™ Natural dog food is a multi-meal every-day super premium dog food formula. Veterinary health experts recommend feeding dogs twice a day— breakfast being one of those meals—to lower the risks of obesity, diabetes, cardiac stress and minimizing bloating. It is the same natural formula as Bow Wow Breakfast Cereals without the food coloring.

Bow Wow Breakfast Dog Food Bars and Grrrnola Dog Food Bars have been developed and introduced as the first full line of super premium dog food bars in the United States. These nutritional dog food bars, (a full 8 ounce meal serving equivalent), in a 4-ounce bar are portable, convenient and heart healthy. Just as Kellogg revolutionized the industry with their Nutra-Grain Bars creating a $3.4 billion category, the All American branded meal replacement bars will create the same effect in the humanization for dogs.

Unlike most dry dog foods all of our dog food products have chicken as the main ingredient. All our products are made in the U.S.A., are 100% safe and Wheat Gluten Free and have never been affected by any pet food recall.

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

We began developing the formulation of our line of super-premium dog food in March 2003, and spent 18 months developing production in the U.S. with the strictest adherence to government regulations and domestic raw materials to insure the highest quality product. Management also developed the packaging and marketing materials and launched its sales strategy in late 2005 and 2006. During the product launch the company developed distribution channels that resulted in the placement of the BowWow Breakfast product line in 7,800 supermarket chain stores. Our ability to market successfully our products is essential to our business. During 2008, we did not have sufficient financial resources to support an effective marketing program, and consumers were largely unaware of our products. In the first quarter of 2009, we started the developing internet viral marketing programs and social network programs that gave us the ability to reach most consumers nationwide.

Marketing All American Pet’s brands began in the first three months of 2009 with running trade advertising to build the presence of our product line with buyers and retail merchandisers. We also started building brand awareness through editorials about our product lines through Public Relations, which included TV appearances that were virally distributed. We planned on promoting multi location charity events that raised funds for canine cardiac awareness and the care for dogs and we planned a program for supporting people with dogs who were contemplating giving them up due to the economics of rising unemployment, rising foreclosures, higher costs of veterinary care and the overflow of shelters. We agreed to start a program of “Keeping Family’s Together” which would assist people and their dogs that have a need for help. In the first quarter of 2009, our products were accepted in approximately 7,500 stores, including supermarkets and drug store chains. To achieve our sales goals in 2010, we will need to shelve our products in approximately 11,000 stores by the end of 2010. In order to shelve our products in stores, we will require significant additional capital to be able to pay slotting fees and to manufacture and deliver our products, which we currently do not have and there is no assurance that we will be able to raise sufficient capital to meet our sales goals.

In April of 2009 the Company engaged a marketing professional as well as a public relations team to create brand awareness with TV, radio, print, online viral marketing and social networking. We entered into a marketing partnership with Disney/Pixar to promote their first joint animated 3D movie “UP”. We are planning a nationwide viral marketing contest known as the “Cutest Dog Competition”. We are planning to announce the winner of the “Cutest Dog Competition” on our website as well as at a major venue on Thanksgiving Day. Prizes will be distributed weekly for regional winners, and the top regional winners will qualify for a trip to the final event.  Regional winners from all over the country will then compete for the title of the “Cutest Dog Competition” and that winner will be awarded the $1 million prize.

We intend to participate in these and similar events in the future to enhance our position in an attempt to secure corporate promotional alliances and sponsorships, and to create a virtual community on the Company's website through interactive consumer participation. Unless and until we obtain sufficient funding, we will not be able to participate in these events.

It is important to recognize that although we have expended significant resources to market our products as described above, we will not be able to implement or utilize these opportunities and arrangements unless we obtain the additional capital necessary for such implementation and/or utilization in the future.

Results of Operations

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

Summary of the Company and its Current Status

The Company has never operated at a profit, and is currently under significant financial strain primarily because it has limited operating funds. The lack of significant sales results from the fact that the Company does not have the funds necessary to manufacture any of its products, and it does not have any funds to market its products or to pay any other costs necessary to place its products in stores where they can be sold.

The Company's Business Model

At this time the Company does not operate its own dog food manufacturing facility. At this time we contract with one non-affiliated dog food manufacturer that has the capacity to allow the company to reach sales in excess of 50 million dollars annually. This dog food production company is C.J. Foods, Inc., which we plan to use for all the production of our dog food in the near future along with five non-affiliated packaging companies (two that produce the cartons for our products, two that produce the bags for packaging our products and one that produces the wrappers for our bars. We maintain strict quality assurance and quality control standards when producing all our products. With respect to our dog food manufacturer, for example, when we produce any of our dog food lines, at least one of our employees is present at the manufacturing facility to supervise production, and to test the quality and ingredients of the dog food. We are looking for warehouse space to store our dog food products. The warehouse space requires meeting processing standards and very strict quality control benchmarks.

We intend to generate revenue from the sales of super-premium dog food products to mass merchants, supermarkets, pet centers, and drug store customers, which we refer to in this section as retail customers. Our focus initially is to concentrate on the mass merchants and pet centers, because they do not require their retail customer to spend funds on sales incentives and other promotional costs and they do not charge slotting fees for placement on their shelves. We will follow this strategy with refocusing our sales to supermarket and drug store customers. Revenue arrangements with supermarket and drug store customers include sales incentives and other promotional costs such as coupons, volume-based discounts and off-invoice discounts. In addition, we may pay "slotting fees," which are fees paid based on an oral arrangement with a supermarket customer to have our products placed on its shelves. Slotting fees are a one-time fee paid to a supermarket customer. Additional slotting fees may be incurred with a supermarket and grocery store customer in the future if additional products are sold. As we continue to build out our distribution network to the supermarket customers, we anticipate incurring additional slotting fees. We record slotting fees as a reduction of gross sales. We do not currently have sufficient funds to pay the slotting fees necessary to shelve our products with retail customers at a level necessary to sustain our operations or generate revenue and that is why we re-strategized our position to do business with the mass merchants, pet centers and drug stores.

Results of Operations for the Three Months Ended March 31, 2009 compared with the Three Months Ended March 31, 2008

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for the period ended March 31, 2009 and March 31, 2008 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2008.

For the Quarter ending March 31, 2009, there were no sales. The Company closed its manufacturing activities in October 2007, as well as its manufacturing, distribution, and warehousing facilities in St. Joseph, Missouri and abandoned all of the inventory, equipment, and leasehold improvements in settlement of its lease and equipment financing obligations. The Company also terminated all but three of its active personnel at its administrative offices in Los Angeles, CA. Sales and marketing expenses were reduced by $128,272, which consisted of product research consulting and web site development. General and administrative expenses were reduced by $245,333. This amount consisted of the reduction for equipment depreciation of $5,195 the reduction of professional fees, $129,760 and an additional $110,378 of other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At March 31, 2009 and December 31, 2008, we had a working capital deficit of $2,832,286 and 3,443,450, respectively, and a shareholder’s deficit of $2,807,086 and $3,443,450, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Net sales for the three months ended March 31, 2009 and March 31, 2008 were $0.00. Revenue for the three-month period ended March 31, 2009 consisted of the reversal of $182,083 in slotting fees. Slotting Fees were, $0.00, for the period ended March 31, 2009.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $85,055, a negative cash flow from operations of $348,449 for the period ended March 31, 2009, and had a working capital deficiency of $283,286 and a shareholder deficiency of $2,807,086 at December 31, 2008. These matters raise substantial doubt about our ability to continue as a going concern.

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

Historical Trends

Cash Flows from Operating Activities. We used $348,444 of cash flows from operating activities during the year ended March 30, 2009 compared to $73,658 in the comparable period in 2008.

Cash Flows from Investing Activities. There was no cash flow from investing activities during the period ended March 31, 2009 and March 31, 2008.

Cash Flows from Financing Activities. Cash provided by financing activities totaled $437,252 and $34,554 for the year ended March 31, 2009 and 2008, respectively. The primary sources of cash for the year ended December 31, 2008 were proceeds from sale of common stock of $220,175 net of costs, and proceeds from short-term debt, $6,800, and advances from officers of $11,262.

Critical Accounting Policies/Estimates

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

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was $42,045 during the period ended March 31, 2009.

Normal Spoils Costs

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold.  The Company incurred $0 and $11,820 for spoils incurred after our products were received by our customers during the periods ended March 31, 2009 and 2008. The cost of normal spoils that occurred while our raw materials were stored pending orders was nil during the period ended March 31, 2009.  The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the period ended March 31, 2009 and 2008 the Company had not booked an allowance for these costs.

Research and Development Costs

Research and development costs are expensed as incurred.

Distribution of Free Products

In order to generate interest in the Company’s dog food products, the Company sends sample products to investors, prospective buyers and consumers. The costs related to these samples are expensed as sales and marketing expenses. During the periods ended March 31, 2009 and 2008, the Company expensed $1,815 and $2,862 related to give away samples.

Net Loss Attributable to Common Shareholders

    Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. There was a weighted average number of common stock shares outstanding of 47,367,546 at March 31, 200 and 19,820,660 at March 31, 2008.  Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of 13,157,973 and 57,270,031 for the years ended December 31, 2008 and 2007, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive.  The common equivalent shares are a result of warrants issued for convertible debt.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward Looking Statements

This Quarterly Report contains forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, All American Pet Company, Inc. is not required to provide the information required by this item

Item 4(T). Controls and Procedures

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently involved in litigation with several of its vendors, several of which have had default judgments issued.  These judgments including costs are approximately $190,000. Additionally, the company is involved in former employee litigation the amount of which is approximately $160,000.  In both cases the company has made appropriate provision for the final outcome of these litigation matters.

Item 1A. Risk Factors.

There are no changes in Risk Factors from the Form 10-K for year-end 12-31-2008 filed on December 31, 2009.

Item 2. Unregistered Sale of Equity

None.

Item 3. Defaults Upon Senior Securities

There were no defaults on Senior Securities.

Item 4. Submission of Maters to a Vote of Security Holders

There were no maters submitted a vote of security holders during the period

Item 5. Other Information

None.

Item 6 Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN PET COMPANY, INC.
(Registrant)

By:/S/ Barry Schwartz
      Barry Schwartz, CEO
      (On behalf of the registrant and as
       principal financial officer)

Date: January 13, 2010