Form 10-Q
period 2009-06-30
ALL AMERICAN PET COMPANY, INC.
filed 2010-02-10
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(310) 424-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of June 30, 2009, the Registrant had outstanding 60,065,883 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 8,437,031 shares of Common Stock.

ALL AMERICAN PET COMPANY, INC.
FOR THE PERIOD YEAR ENDED
JUNE 30, 2009

Index to Report on Form 10-Q

		Page
PART I	FINANCIAL INFORMATION	3

Item 1.	Condensed Financial Statements (unaudited)	3
	Condensed Balance Sheets of All American Pet Company, Inc. as of June 30, 2009, June 30, 2008 and December 31, 2008 (audited)	3
	Condensed Statement of Operations of All American Pet Company, Inc. for the three-month and six-month periods ended June 30, 2009 and June 30, 2008.	4
	Condensed Statement of Shareholders’ Deficit of All American Pet Company, Inc. for the six- month period ending June 31, 2009, June 31, 2008 and full year ended December 31, 2008. (audited)	5-6
	Condensed Statements of Cash Flows of All American Pet Company, Inc. for the six-months ended June 30, 2009 and June 30, 2008.	7
	Notes to Condensed Financial Statements	8
Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations	27
	Overview	27
	Results of Operations	30
	Liquidity and Capital Resources	32
	Critical Accounting Policies/Estimates	33
	Off-Balance Sheet Arrangements	36
	Forward Looking Statements	36
Item 3	Quantitative and Qualitative Disclosures about Market Risks	37
Item 4	Controls and Procedures	37

PART II	OTHER INFORMATION	39

Item 1	Legal Proceedings	39
Item 1a	Changes in Risk Factors	39
Item 2	Unregistered Sales of Equity Securities and use of proceeds	39
Item 3	Defaults Upon Senior Securities	39
Item 4	Submission of Maters to a Vote of Security Holders	39
Item 5	Other Information	39
Item 6	Exhibits	40
	Signatures	40
	Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED BALANCE SHEETS
June 30, 2009, June 30, 2008 and December 31, 2008.

	June 30, 2009	December 31, 2008	June 30, 2008
ASSETS	(Unaudited)	(Audited)	(Unaudited)
Current Assets
Cash
Bank of America	$63,482	$-	$-
1st Federal	─	─	992
Accounts Receivable	─	─	6,674
Total Current Assets	63,482	─	7,666
Machinery and equipment, net	4,920	─	─
Other Assets	26,000	26,000	─
TOTAL ASSETS	$94,402	$26,000	$7,666
LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities:
Book overdraft	$-	$10,595	$22,360
Accounts Payable	1,542,401	1,615,613	1,558,977
Accrued Officers Salaries	275,000	125,000	357,861
Advances from officer	(198,230)	22,323	60,012
Accrued payroll	77,643	79,643	79,643
Accrued payroll taxes	375,206	374,302	342,542
Notes payable - others	264,700	781,800	781,800
Note payable - officer	10,538	10,038	10,038
Accrued Interest and Other	181,399	315,523	192,192
Dividends Payable	0	135,600	113,000
Total Current Liabilities	2,528,657	3,469,450	3,518,425
COMMITMENTS AND CONTINGENCIES
Series A Preferred shares, 56,500 shares issued and
outstanding 8% cumulative dividend redeemable
by the Company at $10 per share plus one
share of Common stock and any unpaid
dividends	--	565,000	565,000
Common Shares	77,718	51,910	33,756
Additional Paid In Capital	7,448,765	5,299,800	4,504,418
Accumulated Deficit	(9,960,739)	(9,360,160)	(8,613,933)
Total Shareholders' Deficit	(2,434,255)	(3,443,450)	(3,510,759)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$94,402	$26,992	$7,666

See Accompanying Notes to Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three-Months Ending June, 2009 and June 30, 2008
and the Six-Month Period Ending June 30, 2009 and June 30, 2008
(Unaudited)

	For the 3 Months Ended		For the 6 Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$ -	$ -	$ -	$ -
Reversal of Slotting Fees	0	0	0	(182,083)
Gross Profit (Loss)	0	0	0	182,083
Operating expenses
Sales and Marketing	167,220	30,262	154,417	135,822
General and administrative	339,596	451,399	425,927	793,199
Total operating expenses	506,816	481,661	580,344	929,021
Loss from operations	(506,816)	(481,661)	(580,344)	(746,938)
Loss from abandonment of assets	0	0	0	14,923
Other Income Expense	28	0	28	0
Interest Expense	8,786	24,303	19,512	48,606
Income (loss) before income taxes	(515,574)	(505,964)	(599,828)	(810,467)
Provision for income taxes	0	0	800	800
Net loss (Before preferred Dividend	(515,574)	(505,964)	(600,628)	(811,267)
Preferred stock dividend	0	11,300	0	22,600
Net loss attributable to common stockholders	$ (515,574)	$ (517,264)	$ (600,628)	$ (833,867)

Net loss per common share	$ (0.010)	$ (0.019)	$ (0.006)	$ (0.018)
Weighted average number of common shares outstanding (basic and diluted)	53,853,444	27,010,996	101,221,040	46,831,656

See Accompanying Notes to Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT
For the Six-Months Ending June 30, 2009 and June 30, 2008 (Unaudited)
and Full Year December 31, 2008 (Audited).

	Common Shares	Common Shares to be Issued	Common Shares Amount	Common Shares to be Issued Amount	Warrants	Warrants Amount	Series A Preferred Shares	Series A Preferred Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ (Deficit)

BALANCE AT
December 31, 2007	19,023,260	2,290,000	$ 19,924	$ 2,290	3,437,031	$ 270,427	56,500	$ 565,000	$ 3,545,093	$ (7,780,066)	$ (3,377,333)

Stock issued to employees	750,000	--	750	--	--	--	--	--	44,250	--	45,000

Stock issued to consultants for website expenses	1,012,000	--	1,012	--	--	--	--	--	59,708	--	60,720

Stock issued to vendor for facilities rental	150,000		150	--	--	--	--	--	8,850	--	9,000

Stock issued to vendor for advertising	700,000	--	700	--	--	--	--	--	41,300	--	42,000

Stock issued to professionals for financing expense	1,702,000	--	1,703	--	--	--	--	--	100,418	--	102,121

Stock issued to professional firms for services rendered	2,160,000	--	2,160	--	--	--	--	--	127,440	--	129,600

Series A Preferred Stock Dividends	--	--	--	--	--	--	--	--	--	(22,600)	(22,600)

Stock issued to executive officers- signing bonus	4,750,000		4,750						280,250		285,000

Stock to be issued through private placement		317,647		318	--	--	--	--	26,682	--	27,000

Net loss	-	-	-	-	-	-	-	-	-	(811,267)	(811,267)
BALANCE AT
June 30, 2008	30,247,260	2,607,647	31,149	2,608	3,437,031	270,427	56,500	565,000	4,233,991	(8,613,933)	(3,510,759)

ALL AMERICAN PET COMPANY, INC.
CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT
For the Six-Months Ending June 30, 2009 and June 30, 2008 (Unaudited)
and Full Year December 31, 2008 (Audited). (CONTINUED)

	Common Shares	Common Shares to be Issued	Common Shares Amount	Common Shares to be Issued Amount	Warrants	Warrants Amount	Series A Preferred Shares	Series A Preferred Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ (Deficit)

Warrants issued to officers	--	--	--	--	5,000,000	237,500	--	--	--	--	237,500

Conversion of Accrued Officers Salaries	15,776,956		15,776						367,084		382,860

Stock to be issued through private placement		1,090,293		1,090	--	--	--	--	91,585	--	92,675

Stock to be issued through private placement		1,288,057		1,288	--	--	--	--	99,212	--	100,500

Series A Preferred Stock Dividends	--	--	--	--	--	--	--	--	--	(22,600)	(22,600)

Net loss	--	--	--	--	--	--	--	--	--	(723,578)	(723,578)

BALANCE AT
December 31, 2008	46,024,216	4,985,997	46,925	4,986	8,437,031	507,927	56,500	565,000	4,791,872	(9,360,160)	(3,443,450)

Series A Preferred Stock Conversions	5,000,000		5,000				(56,500)	$ (565,000)	695,600		135,600

Conversion of note payable- unrelated party	9,041,667		9,956						663,380		673,336

Stock to be issued through private placement		10,379,502		10,856			--	--	868,080	--	878,936

Finders’ Fee									(78,096)		(78,096)

Net loss	--	--	--	--	--	--	--	--	--	(600,628)	(600,628)
BALANCE AT
June 30, 2009	60,065,883	15,365,499	$ 61,881	$15,842	8,437,031	$ 507,927	-	-	$ 6,940,836	$ (9,960,739)	$ (2,434,255)

See Accompanying Notes to Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Six-Months Ending June 30, 2009 and June 30, 2008 (Unaudited).

	For the 6 Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(600,628)	(811,267)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	0	(28,077)
Write-off of notes payable- other	0	(1,138)
Common shares for payment to professionals, employee and vendor	0	388,441
Shares Issued (Senior Management Signing Bonus)	0	285,000
(Increase) decrease in:
Accounts receivable	0	(70,600)
Increase (decrease) in:
Accounts payable	79,671	54,332
Accrued officer salaries	150,000	150,000
Accrued payroll	(2,000)	(45,000)
Accrued payroll taxes	904	0
Accrued slotting fees	0	(181,403)
Other current liabilities	(134,124)	47,927
Net cash provided (used) in operating activities	(506,177)	(211,785)

Cash flows from financing activities:
Stock to be issued	800,837	27,000
Proceeds from notes payable - others	3,400	6,800
Proceeds from notes payable - officers	500	0
Advances from officers	(220,554)	119,550
Net cash provided by financing activities	$584,183	$153,350

Cash flow from investments
Write Off (Purchase) Equipment	(4,920)	41680
Net cash provided by investments	(4,920)	41,680

Supplemental disclosure of cash flow information:
Cash paid during the period for :

Increase (decrease) in cash and cash equivalents	$73,086	$(16,756)
Cash at beginning of period	$(9,603)	$(4,612)
Cash at end of period	$63,483	$(21,368)

Non-cash financing activities:
Shares issued to employees	$-	$750
Shares issued to vendors in settlement of balance owed	$-	$850
Shares issued to consultants for website expense	$-	$1,012
Shares issued to professionals for services rendered	$-	$2,160
Dividends payable on Series A preferred shares	$135,600	$22,600
Shares issued to executive officers	$-	$4,750

See Accompanying Notes to Financial Statements.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

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

On January 27, 2006, All-American Pet Company Inc., a New York corporation, merged with and into All American Pet Company, Inc., a Maryland corporation.  Prior to the merger, the Company amended the shareholder agreements to accommodate new investors.  In addition, two of the four shareholders at December 31, 2005 converted their common shares into Series A preferred shares (see Note 11).  In March 2009, the preferred shares were converted into 5,000,000 shares of common shares.

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

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $600,628 and a cash flow from operations of $506,177 for the period ended June 30, 2009, and had a working capital deficit of $2,465,175 and shareholders’ deficit of $2,434,265 as of June 30, 2009. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

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

Advertising Costs
Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense were $3,216 and $42,045 during the period ended June 30, 2009 and June 30, 2008. Advertising expense, which are included in general and administrative were $30,900 and $-0- during the six month ended June 30, 2009 and 2008.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

Normal Spoils Costs
Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold.  The company booked no expenses for spoils during the six-months ending June 30, 2009 and June 31, 2008.

Research and Development Costs
Research and development costs are expensed as incurred.

Distribution of Free Products
In order to generate interest in the Company’s dog food products, the Company sends sample products to investors, prospective buyers and consumers. The costs related to these samples are expensed as sales and marketing expenses. During the six-month period ended June 30, 2009 and 2008, the Company incurred no expenses related to samples.

Net Loss Attributable to Common Shareholders
Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  There was a weighted average number of common stock shares outstanding of 53,853,444 at June 30, 2009 and 27,010,996 at June 30, 2008. Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of 6,044,677 and 26,528,185 for the six months ended June 30, 2009 and 2008, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive. The common equivalent shares are a result of warrants issued for convertible debt.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

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

SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial condition, cash flows or disclosures through December 31, 2008.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

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

On January 1, 2009, the Company adopted a new standard which requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  The adoption of this standard had no effect on the Company’s financial statements.

On January 1, 2009, the Company adopted a new standard which establishes accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The standard defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of this standard had no effect on the Company’s financial statements.

On June 30, 2009, the Company adopted new accounting standards that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, as well as clarity and consistency in accounting for and presenting impairment losses on securities.  The standards give guidance to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The standards also relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Previously, fair values for these assets and liabilities were only disclosed once a year.  These disclosures are now required on a quarterly basis to provide qualitative and quantitative information about fair value estimates for all these financial instruments not measured on the balance sheet at fair value.  The adoption of this standard had no impact on the Company’s financial statements.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

On September 30, 2009, the Company adopted a new standard that makes the Financial Accounting Standards Board’s Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deeded non-authoritative.  The Codification does not change or alter existing GAAP and, therefore, the adoption of this standard had no effect on the Company’s financial statements, other than to eliminate previous references to accounting pronouncements that are no longer applicable as a result of this new codification scheme.

3. MACHINERY AND EQUIPMENT

Detail of machinery and equipment at June 30, 2009 and 2008 is as follows:

	2009	2008

Computer equipment and software	$27,094	$22,174
Furniture and fixtures	-0-	-0-
		-0-
Accumulated depreciation	(22,174)	(22,174)
	$4,920	$-0-

Depreciation expense for the period ended June 30, 2009 and 2008 was $0.00 and $0.00.

4. OTHER ASSETS

Other assets include the following at June 30, 2009 and 2008:

	2009	2008

Deposits	$26,000	$-0-
	$26,000	$-0-

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has not provided for any possible penalty assessments.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes due at June 30, 2009 and 2008 totaled $375,206 and $342,542.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at June 30, 2009 and 2008:

	2009	2008

Interest payable	$180,599	$191,392
State taxes	800	800
Other	-0-	-0-
	$181,399	$192,192

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

New Operating Lease
The Company leased its office facility on a month to month basis from November 2007 to July 21, 2008.  Commencing August 1, 2008, the Company entered into a new lease for its corporate offices. The lease required a security deposit of $26,000.  Aggregate minimum annual rental commitments under the non-cancelable lease are:

Year ending December 31

2009	$78,894
2010	81,972
2011	56,008

Rent expense for the six months ended June 30, 2009 and 2008 amounts to $80,942 and $19,067.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

8. NOTES PAYABLE - OTHERS AND NOTE PAYABLE – OFFICER

At June 30, 2009 and June 30, 2008, outstanding debt consisted of the following:

		2009	2008

(a)	Note payable to others, in default, interest
	Accrued at 10% and due on demand	$204,500	$204,500

(a)	Note payable to others, interest at 15%
	per annum. Interest and principal due on demand	60,200	557,300

(a)	Convertible note payable, interest at 6%, due
	on March 14 and March 28, 2007	-0-	20,000
	Total note payable non related parties	264,700	781,800
(b)	Notes payable to officer, interest at 15%
	per annum. Interest and principal due on demand	10,538	10,038

	Total notes payable	275,238	791,838
	Less current portion	(275,238)	(791,838)
	Long-term portion	$-	$-

(a) Notes Payable - others
On April 27, 2004, the Company entered into a note payable agreement with an individual to borrow $150,000 at 10% interest per annum. The note was payable on April 27, 2005. As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note. The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term. The Company paid $1,000 of interest during the note term and on April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees. The additional fees were also accrued as interest expense using the effective interest method. The Company made payments aggregating $18,000 during the new term and on September 30, 2005 became in default of this obligation. All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation of $232,000 at December 31, 2005. Accrued interest in the amount of $70,091 is included in interest payable at December 31, 2008 and for the six months ending June 30, 2009 and 2008.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

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

During the fourth quarter of 2006, the Company entered into loans arranged by a shareholder in the aggregate amount of $400,000. The loans accrued interest at 15% per annum and are due on demand. This loan was converted into 9,041,667 common shares on March 31, 2009.

On December 26, 2005 the Company borrowed additional funds of $25,000 from two individuals who became investors in 2007 by converting the notes to Common stock at $0.50 per share. As a result, $25,000 in short-term notes payable at December 31, 2005 was reclassed to short-term notes payable. The loans accrued interest at 15% per annum.

On January 24, 2007, the Company entered into a related party loan with a shareholder in the amount of $10,000. The loan accrues interest at 15% per annum and is due on January 23, 2008. The Company is now in default on this obligation. Accrued interest in the amount of $338 and $375 is included in the interest payable at June 30, 2009 and 2008.

During August and September of 2007, $100,000 was received from unrelated parties as loans with 0% interest and due on demand.  The unrelated parties became investors in June 11, 2009 when the loans were converted to 400,000 shares of common stock.

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals and $1,138 from an unrelated company to fund current operations. The notes were due on October 13, 2007 with accrued interest at 15% per annum. The Company made payments of $2,000 and $1,138 to the unrelated individuals and unrelated company during the years ended December 31, 2006 and 2008. The Company is now in default on the obligations to the unrelated individuals totaled $60,250. Accrued interest in the amount of $2,974 and $2,263 is included in interest payable at June 30, 2009 and 2008.

On February 21, 2007, the Company borrowed additional funds of $22,500 from an unrelated individual to fund current operations. The note, which was due March 1, 2007, was paid in full February 27, 2007. The Company issued 5,000 warrants for this short-term loan.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

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

(b) Note Payable - Officer
On August 29, 2006, the Company entered into a related party note with an officer/shareholder in the amount of $25,000. The note accrues interest at 15% per annum and is due on demand. The Company made payments of $10,000 during the year ended December 31, 2006 and payments of $4,962 during the year ended December 31, 2007. Accrued interest in the amount of $375 and $375 is included in interest payable at June 30, 2009 and 2008.

9. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008 the Chief Executive Officer and Director Barry Schwartz and its President and Director Lisa Bershan (“Related Parties”) paid costs and or expenses on behalf of the Company of $11,176 in 2009 and $60,012 in 2008. During the period ended June 30, 2009 the Related Parties received $198,230 from the Company. During the year ended December 310, 2008 the Related Parties advanced $22,323 to the Company. The related parties intend to offset all these advances against their accrued officers salaries based on their employment agreements.

10. INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  Deferred income tax assets relate to net operating loss carry forwards incurred while the Company filed tax returns as a Subchapter S Corporation under the Internal Revenue Code of 1986 and are not considered material. A Subchapter S Corporation’s operating results pass through to shareholders, therefore no deferred tax accounting was appropriate when the Company had this structure. Effective January 11, 2006, the Company no longer qualified as a Subchapter S Corporation when a second class of stock was created. All operating loss carry forwards prior to January 11, 2006 are not available to offset future taxable earnings of the Company. There is no provision for federal income taxes because the Company has incurred operating losses. The Company has recorded a state income tax provision of $800, which represents the minimum Franchise Tax Fee in the State of California. The minimum Franchise Tax Fee cannot be offset with loss carry forwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate $1,742,894 valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The loss carry forwards will begin to expire in 2026 for federal income tax and 2012 for state income tax.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

The significant components of the Company’s deferred tax assets are as follows:

Deferred Tax Assets as of June 30, 2009

	Federal	State
Net operating loss
Year End 2007	$2,989,837	$2,989,037
Year End 2008	1,534,894	1,534,094
Six Months Ended June 30, 2009	600,628	599,828
	5,125,359	5,122,959

Tax rate	34.00%	8.84%

Tax provision	$1,742,622	$452,870
Valuation allowance	$(1,742,622)	$(452,870)

	$-0-	$-0-

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

Private Placement of Common Shares
During the year ended December 31, 2008, the Company raised $220,175 from private placements. Common shares to be issued totaled 2,695,997. During the period ending June 30, 2009 the company raised $878,933 from private placement with 10,379,502 Common shares to be issued.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

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

Conversion of Notes Payable to Common Shares
During the six-month period ending June 30, 2009 the holders of $400,000 in notes with accrued interest of $142,500 converted the notes and accrued interest to 9,041,667 Common shares.

Increase in Authorized Common Shares
On October 13, 2009, the Company held a shareholders’ meeting and the shareholders voted to increase the authorization of common shares from 50,000,000 shares to 250,000,000 shares.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

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

Pursuant to the August 24, 2008 Employment Agreement, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,500,000 warrants each at an exercise price of $0.17 per share as bonus.  A Black Scholes calculation determined the value of the warrants was $118,750 of bonus to each officer.  The Black Scholes calculation takes into consideration the following assumptions:  5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, a ten year term, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a term of ten years. During the six month ended the company received $878,936 from the sale of 10,379,502 shares of common stock to be issued.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the period ended March 30, 2009 and 2008 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share
Outstanding at January 1, 2007	937,031	$0.51

Granted	3,005,000	$0.10 – 0.50

Expired	505,000	$0.50

Outstanding at December 31, 2007	3,437,031	$0.15

Granted August 2008 and March 31, 2009	5,000,000	$0.17

Expired	--	$--

Outstanding at December 31, 2008 and June 30, 2009	8,437,031	$0.16

Exercisable at December 31, 2008 and June 30, 2009	8,437,031	$0.16

The weighted-average remaining contractual life of the warrants outstanding at June 30, 2009 is from two to ten years.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

12. EMPLOYMENT AGREEMENTS

On August 24, 2008, All American Pet executed five and one-half-year Employment Agreements with Mr. Barry Schwartz, as CEO and Ms. Lisa Bershan, as President.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, and June 30, 2009 the Company has no accrued interest or penalties related to the uncertain tax positions.

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

Based on our review of the available products in the dog food market, we believe we have also developed the first line of commercial super premium dog food specifically targeted for the morning meal.  As part of our marketing strategy, we have shaped and packaged our products similar to breakfast cereals. Bow Wow Breakfast™ Cereal provides a complete and balanced start to any dog’s day. Our premium blend of natural ingredients provides essential nutrients optimized to promote dog nutrition, health and vitality. Bow Wow Breakfast is available in three flavors and textures; Chompions, ™ Chewabunga™ and Fido Flakes.™

Grrr-nola™ Natural dog food is a multi-meal every-day super premium dog food formula. Veterinary health experts recommend feeding dogs twice a day— breakfast being one of those meals—to lower the risks of obesity, diabetes, cardiac stress and minimizing bloating. It is the same natural formula as Bow Wow Breakfast Cereals without the food coloring.

Bow Wow Breakfast Dog Food Bars and Grrrnola Dog Food Bars have been developed and introduced as the first full line of super premium dog food bars in the United States. These nutritional dog food bars, (a full 8 ounce meal serving equivalent), in a 4-ounce bar are portable, convenient and heart healthy. The Grrrnola Natural Dog Food Bar was developed to meet the need of consumer lifestyles. It brings the convenience of a dog food without the bag and the bowl as well as the opportunity of selling the bars not only to mass merchants, supermarkets and pet centers but in drug stores and convenience stores, which carry a limited range of dog food as well. Baby boomers and two family earners are shopping more frequently in full service drug and expanded convenience stores. Convenience of prescriptions, health and beauty with expanded food choices from a smaller conveniently located store location has sparked a proliferation of new product opportunities for new product forms for the consumers. Informed consumers know that their health and well being of their dogs are linked, so the heart healthy Grrrnola Natural Dog Food Bar doubles as a heart healthy snack as well. Just as Kellogg revolutionized the industry with their Nutra-Grain Bars creating a $3.4 billion category, the All American branded meal replacement bars, as well as healthy snack bars, will create the same effect in the humanization for dogs.

Unlike most dry dog foods all of our dog food products have chicken as the main ingredient. All our products are made in the U.S.A., are 100% safe and Wheat Gluten Free and have never been affected by any pet food recall.

We have arrangements with non-affiliated dog food manufacturers to produce our products according to our specific instructions. We have approached mass merchants, pet centers, supermarket chains and drug store chains to shelve and sell our products in their stores. Through this process, we have developed an internal sales team and outside merchandising experts to market our products, and to increase public awareness of our products. Through our national sales team we have been accepted for nationwide placement into two retail chains with over 7,000 store locations. The expected purchase orders with completion dates will require us to deliver our product line for shelf placement between the first and second quarter of 2010. We continue to have further discussions with other retail chain stores, which could account for an additional 10,000 stores. Because of our ability to generate interest from retail chains nationwide, we will be entering into a license agreement that expands the company’s sales and marketing capacity. The added marketing strength anticipated by creating the license agreement should speed the introduction of our products to more major chains and reach our goals of a national distribution footprint in 2010. If these efforts to shelve our products are successful, we will enter into purchase orders with manufacturers for the delivery of specified amounts of our products, which we will in turn distribute to stores that have agreed to shelve our products.

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

The re-launch of marketing All American Pet’s brands began in the first three months of 2009 with running trade advertising to again start to build the presence of our product line with buyers and retail merchandisers. We also started building brand awareness through editorials about our product lines through Public Relations, which included TV appearances that were virally distributed over the internet. In the first quarter of 2009, our products were approved for purchase allowing buyers for approximately 7,500 stores. The range of stores included supermarkets and drug store chains. To achieve our sales goals in 2010, we will need to shelve our products in approximately 11,000 stores by the end of 2010.  In order to shelve our products in stores, we will require significant additional capital to be able to pay slotting fees and to manufacture and deliver our products, which we currently do not have and there is no assurance that we will be able to raise sufficient capital to meet our sales goals.

We also started to plan on promoting multi location charity events that raised funds for canine cardiac awareness and the care for dogs and we planned a program for supporting people with dogs who were contemplating giving them up due to the economics of rising unemployment, rising foreclosures, higher costs of veterinary care and the overflow of shelters. We agreed to get a program started for “Keeping Family’s Together” which would assist people and their dogs that have a need for help.

In 2009 the Company engaged a marketing professional as well as a public relations team to create brand awareness with TV, radio, print, online viral marketing and social networking. We entered into a marketing partnership with Disney/Pixar to promote their first joint animated 3D movie “UP”. We finalized plans to host a nationwide viral marketing contest known as the “Cutest Dog Competition”. The contest started on August 1, 2009, allowing every dog owner in America to have the opportunity to submit a picture of their dog.  Our pre-contest response attracted over 700,000 votes, which we anticipate will expand rapidly as entrants start posting their pictures. We announced the winner of the “Cutest Dog Competition” on our website as well as at a major venue on Thanksgiving Day. Prizes will be distributed weekly for regional winners, and the top regional winners will qualify for a trip to the final event.  Regional winners from all over the country will then compete for the title of the “Cutest Dog Competition” and that winner will be awarded the $1 million prize. On November 2009 the winner was announced.

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

Summary of the Company and its Current Status

    The Company has never operated at a profit, and is currently under significant financial strain primarily because it has limited operating funds. The lack of significant sales results from the Company not having the funds necessary to manufacture its products, and  not having funds to market its products or to pay the other costs required to place its products in stores where they can be sold.

The Company's Business Model

    At this time the Company does not operate its own dog food manufacturing facility. We currently contract with one non-affiliated dog food manufacturer that has the capacity to allow the company to reach sales in excess of 50 million dollars annually. We plan to use this company for all of the production of our dog food in the near future along with five non-affiliated packaging companies (two that produce the cartons for our products, two that produce the bags for packaging our products and one that produces the wrappers for our bars). We maintain strict quality assurance and quality control standards when producing all our products. With respect to our dog food manufacturer, for example, when we produce any of our dog food products, at least one of our employees is present at the manufacturing facility to supervise production, and to test the quality and ingredients of the dog food. We are planning to lease warehouse space to store our dog food products. The warehouse space requires meeting processing standards and very strict quality control benchmarks.

    We intend to generate revenue from the sales of super-premium dog food products to mass merchants, supermarkets, pet centers, and drug store customers, which we refer to in this section as retail customers. Our focus initially is to concentrate on the mass merchants and pet centers, because they do not require their retail suppliers advance or spend funds on sales incentives and other promotional costs.  In addition these types of retail chains do not charge slotting fees for placement of products on their shelves. We will follow this strategy with refocusing our sales to supermarket and drug store customers. Revenue arrangements with supermarket and drug store customers include sales incentives and other promotional costs such as coupons, volume-based discounts and off-invoice discounts. In addition, we may pay "slotting fees," which are fees paid based on an oral arrangement with a supermarket customer to have our products placed on its shelves. Slotting fees are a one-time fee paid to a supermarket customer. Additional slotting fees may be incurred with a supermarket and grocery store customer in the future if additional products are sold. As we continue to build out our distribution network to the supermarket customers, we anticipate incurring additional slotting fees. We record slotting fees as a reduction of gross sales. We do not currently have sufficient funds to pay the slotting fees necessary to shelve our products with retail customers at a level necessary to sustain our operations or generate revenue and that is why we re-strategized our position to do business with the mass merchants, pet centers and drug stores.

Results of Operations for the Six Months Ended June 30, 2009 compared with the Six Months Ended June 30, 2008

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for the six and three month periods ended June 30, 2009 and June 30, 2008 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2008.

For the six months ending June 30, 2009, there were no sales. Revenue for the six-month period ended June 30, 2009 consisted of the reversal of $182,083 in slotting fees. The Company closed its manufacturing activities in October 2007, as well as its manufacturing, distribution, and warehousing facilities in St. Joseph, Missouri and abandoned all of the inventory, equipment, and leasehold improvements in settlement of its lease and equipment financing obligations. The Company also terminated all but three of its active personnel at its administrative offices in Los Angeles, CA. Sales and marketing expenses increased by $18,597, which consisted of an increase of $47,109 in product research, a decrease of $38,829 in advertising and promo expenses, an increase of $61,409 in consulting and research, a decrease of $29,506 in PR/Website and a decrease of $40,183 of other sales and marketing expenses. General and administrative expenses were reduced by $366,071. This amount consisted of the reduction for equipment depreciation of $5,195 the increase of advertising costs of $30,900, a reduction of $285,000 for officers salaries, a reduction of $75,240 for business expenses, an increase of $25,887 for website and computer, an increase of $61,874 for rent, a decrease of $40,685 for legal, accounting, and processing fees, a reduction of $123,760 for professional fees and an additional $71,035 of other general and administrative expenses.

Results of Operations for the Three Months Ended June 30, 2009 and June 30, 2008.

For the three months ending June 30, 2009, there were no sales. Sales and marketing expenses increased by $136,958, which consisted of an increase of $42,664 in consulting and research, an increase of $31,214 in PR/Website and an increase of $63,080 of other sales and marketing expenses. General and administrative expenses were reduced by $110,828. This amount consisted of the increase of advertising costs of $30,900, a reduction of $285,000 for officers’ salaries, an increase of $21,380 for business expenses, an increase of $26,275 for website and computer, and increase of $47,905 for rent, a decrease of $10,931 for legal, accounting, and an additional $58,643 of other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At June 30, 2009 and December 31, 2008, we had a working capital deficit of $2,465,175 and 3,469,450, respectively, and a shareholders’ deficit of $2,834,255 and $3,443,450, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $600,628, a cash use from operations of $506,177 for the period ended June 30, 2009, and had a working capital deficiency of $2,465,175 and a shareholder deficiency of $2,434,255 at June 30, 2009. These matters raise substantial doubt about our ability to continue as a going concern.

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

On October 25, 2005, the Company entered into a loan in the amount of $50,000. The loan accrues interest at 20% per annum and was due in a lump sum of principal and accrued interest on April 26, 2006.  On April 21, 2006, this note was extended for an additional 60 days.  Accrued interest in the amount of $18,138 and $21,888 is included in interest payable at December 31, 2008 and June 30, 2009, respectively. On June 26, 2006, this note was extended until June 30, 2009. The loan still remains unpaid as of June 30, 2009.

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

During the fourth quarter of 2006, the Company entered into loans with a shareholder in the aggregate amount of $400,000. The loans accrue interest at 15% per annum and are due on demand. Accrued interest in the amount of $8,630 is included in interest payable at December 31, 2008.  This loan was converted into 9,062,500 shares of common stock on March 9, 2009.

During 2006, the Company borrowed additional funds of $87,500 from unrelated individuals to fund current operations. The notes are due on demand and accrue interest at 15% per annum. As of June 30, 2009 $50,000 is still outstanding.

Historical Trends

Cash Flows from Operating Activities. We provided $506,177 of cash flows from operating activities during the six months ended June 30, 2009 compared to using $211,785 in the comparable period in 2008.

Cash Flows from Investing Activities. Cash flow from investing activities during the six months ended June 30, 2009 was from the purchase of computer equipment.

Cash Flows from Financing Activities. Cash flow provided by financing activities totaled $584,183 and $153,350 for the six months ended June 30, 2009 and 2008, respectively. The primary sources of cash for the year ended December 31, 2008 were proceeds from sale of common shares of $220,175 net of costs, and proceeds from short-term debt, $6,800, and advances from officers of $11,262.  The primary sources of cash for the six months ended June 30, 2009 were proceeds from sale of Common shares to be issued, $800,837.

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

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense were $3,216 and $42,045 during the period ended June 30, 2009 and June 30, 2008. Advertising expense, which are included in general and administrative were $30,900 and $-0- during the six month ended June 30, 2009 and 2008.

Normal Spoils Costs

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold.  The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the period ended June 30, 2009 and 2008 the Company had not booked an allowance for these costs.

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

The information contained in this Quarterly Report is as of June 30, 2009, unless expressly stated otherwise.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a. Change in Risk Factors.

There are no changes in Risk Factors from the Form 10-K for year-end 12-31-2008 filed on December 31, 2009.

Item 2. Unregistered Sale of Equity

None.

Item 3. Defaults Upon Senior Securities

There were no defaults on Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period

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

Date: February 10, 2010