Form 10-Q
period 2009-09-30
ALL AMERICAN PET COMPANY, INC.
filed 2010-03-02
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐     No  ☒

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of September 30, 2009, the Registrant had outstanding 64,065,883 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 8,437,031 shares of Common Stock.

ALL AMERICAN PET COMPANY, INC.
FOR THE PERIOD YEAR ENDED
SEPTEMBER 30, 2009

Index to Report on Form 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)
	Condensed Balance Sheets of All American Pet Company, Inc. as of September 30, 2009, September 30, 2008 and December 31, 2008 (audited)	3
	Condensed Statement of Operations of All American Pet Company, Inc. for the three month and nine month periods ended September 30, 2009 and September 30, 2008.	4
	Condensed Statement of Shareholders’ Deficit of All American Pet Company, Inc. for the nine month period ending September 30, 2009, September 30, 2008 and full year ended December 31, 2008. (audited)	5-6
	Condensed Statements of Cash Flows of All American Pet Company, Inc. for the nine months ended September 30, 2009 and September 30, 2008.	7
	Notes to Condensed Financial Statements	8
Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations	27
	Overview	27
	Results of Operations	30
	Liquidity and Capital Resources	32
	Critical Accounting Policies/Estimates	33
	Off-Balance Sheet Arrangements	36
	Forward Looking Statements	36
Item 3	Quantitative and Qualitative Disclosures about Market Risks	37
Item 4	Controls and Procedures	37

PART II	Other Information

Item 1	Legal Proceedings	39
Item 1a	Changes in Risk Factors	39
Item 2	Unregistered Sales of Equity Securities and use of proceeds	39
Item 3	Defaults Upon Senior Securities	39
Item 4	Submission of Maters to a Vote of Security Holders	39
Item 5	Other Information	39
Item 6	Exhibits	40
	Signatures	40
	Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED BALANCE SHEETS
September 30, 2009, September 30, 2008 (Unaudited) and December 31, 2008 (Audited).

	September 30, 2009	December 31, 2008	September 30, 2008
ASSETS	(Unaudited)		(Unaudited)
Current Assets	─	─	─
Accounts Receivable	─	─	6,674
Total Current Assets	─	─	6,674
Machinery and equipment, net	4,920	─	─
Other Assets	26,000	26,000	106
TOTAL ASSETS	$30,920	$26,000	$6,780
LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities:
Book overdraft	$761	$9,603	$6,576
Accounts Payable	1,707,953	1,615,618	1,614,355
Accrued Officers Salaries	350,000	125,000	50,000
Advances to/from officers	(255,858)	22,323	60,112
Accrued payroll	77,643	79,643	79,643
Accrued payroll taxes	378,736	374,302	342,542
Notes payable - others	261,300	781,800	781,800
Note payable - officer	10,538	10,038	10,038
Accrued Interest and Other	237,119	315,523	216,869
Dividends Payable	0	135,600	124,300
Total Current Liabilities	2,768,192	3,469,450	3,286,235
Total Liabilities	2,768,192	3,469,450	3,286,235
COMMITMENTS AND CONTINGENCIES
Shareholders’ Deficit
Series A Preferred shares, 56,500 shares issued and
outstanding 8% cumulative dividend redeemable
by the Company at $10 per share plus one
share of Common stock and any unpaid
dividends	--	565,000	565,000
Common Shares	82,075	51,910	50,622
Additional Paid In Capital	7,699,689	5,299,800	5,200,588
Accumulated Deficit	(10,519,036)	(9,360,160)	(9,095,665)
Total Shareholders' Deficit	(2,737,272)	(3,443,450)	(3,279,455)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$30,920	$26,000	$6,780

See Accompanying Notes to Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ending September 30, 2009 and September 30, 2008
and the Nine Month Period Ending September 30, 2009 and September 30, 2008

	For the 3 Month Period Ended		For the 9 Month Period Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue	$-	$-	$-	$-
Reversal of Slotting Fees	0	525	0	(181,558)
Gross Profit (Loss)	0	(525)	0	181,558
Operating expenses
Sales and Marketing	195,684	32,608	350,101	168,429
General and administrative	306,693	412,334	732,621	1,205,583
Other	0	345	0	345
Total operating expenses	502,377	445,287	1,082,722	1,374,357
Loss from operations	(502,377)	(445,812)	(1,082,722)	(1,192,799)
Loss from abandonment of assets	0	0	0	14,923
Other (Income) Expense	(2)	0	(30)	0
Interest Expense	55,872	24,570	75,384	73,177
Income (loss) before income taxes	(558,247)	(470,382)	(1,158,076)	(1,280,899)
Provision for income taxes	0	0	800	800
Net loss	(558,247)	(470,382)	(1,158,876)	(1,281,699)
Preferred stock dividend	0	11,300	0	33,900
Net loss attributable to common stockholders	$(558,247)	$(481,682)	$(1,158,876)	$(1,315,599)

Net loss per common share	$(0.009)	$(0.016)	$(0.007)	$(0.017)
Weighted average number of common shares outstanding (basic and diluted)	60,065,883	30,247,260	161,286,923	77,078,916

See Accompanying Notes to Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT
For the Nine Months Ending September 30, 2009 and September 30, 2008 (Unaudited)
and Full Year December 31, 2008 (Audited).

	COMMON SHARES	COMMON SHARES - TO BE ISSUED	COMMON SHARES AMOUNT	COMMON SHARES TO BE ISSUED AMOUNT	WARRANTS	WARRANTS AMOUNT	SERIES A PREFERRED SHARES	SERIES A PREFERRED AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' (DEFICIT)

BALANCE AT
December 31, 2007	19,023,260	2,290,000	$19,924	$2,290	3,437,031	$270,427	56,500	$565,000	$3,545,093	$(7,780,066)	$(3,377,333)

Stock issued to employees	750,000	--	750	--	--	--	--	--	44,250	--	45,000

Stock issued to consultants for website expenses	1,012,000	--	1,012	--	--	--	--	--	59,708	--	60,720

Stock issued to vendor for facilities rental	150,000		150	--	--	--	--	--	8,850	--	9,000

Stock issued to vendor for advertising	700,000	--	700	--	--	--	--	--	41,300	--	42,000

Stock issued to professionals for financing expense	1,702,000	--	1,702	--	--	--	--	--	100,418	--	102,120

Stock issued to professional firms for services rendered	2,160,000	--	2,160	--	--	--	--	--	127,440	--	129,600

Stock issued to executive officers- signing bonus	4,750,000		4,750						280,250		285,000

Stock to be issued through private placement		1,407,940		1,408	--	--	--	--	118,267	--	119,675

Warrants issued to officers	--	--	--	--	5,000,000	237,500	--	--	--	--	237,500

Conversion of Accrued Officers Salaries	15,776,956		15,776						367,085		382,862

Series A Preferred Stock Dividends	--	--	--	--	--	--	--	--	--	(33,900)	(33,900)

Net loss	--	--	--	--	--	--	--	--	--	(1,281,699)	(1,281,699)
BALANCE AT
September 30, 2008	46,024,216	3,697,940	46,924	3,698	8,437,031	507,927	56,500	565,000	4,692,661	(9,095,665)	(3,279,455)

ALL AMERICAN PET COMPANY, INC.
CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT
For the Nine Months Ending September 30, 2009 and September 30, 2008 (Unaudited)
and Full Year December 31, 2008 (Audited). (CONTINUED)

	COMMON SHARES	COMMON SHARES - TO BE ISSUED	COMMON SHARES AMOUNT	COMMON SHARES TO BE ISSUED AMOUNT	WARRANTS	WARRANTS AMOUNT	SERIES A PREFERRED SHARES	SERIES A PREFERRED AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' (DEFICIT)
Stock to be issued through private placement		1,288,057		1,288	--	--	--	--	99,212	--	100,500

Series A Preferred Stock Dividends	--	--	--	--	--	--	--	--	--	(11,300)	(11,300)

Net loss	--	--	--	--	--	--	--	--	--	(253,195)	(253,195)
BALANCE AT
December 31, 2008	46,024,216	4,985,997	46,924	4,986	8,437,031	507,927	56,500	565,000	4,791,873	(9,360,160)	(3,443,450)

Series A Preferred Stock Conversions	5,000,000		5,000				(56,500)	$(565,000)	695,600		135,600

Conversion of note payable- unrelated party	9,955,607		9,956						663,380		673,336

Stock to be issued through private placement		12,020,840		11,855			--	--	757,652	--	769,507

Stock issued through private placement	2,433,923		3,353						367,472		370,825

Finders’ Fee									(84,215)		(84,215)

Net loss	--	--	--	--	--	--	--	--	--	(1,158,876)	(1,158,876)
BALANCE AT
September 30, 2009	63,413,746	17,006,837	$65,233	$16,841	8,437,031	$507,927	-	$-	$7,191,763	$(10,519,036)	$(2,737,272)

See Accompanying Notes to Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ending September 30, 2009 and September 30, 2008 (Unaudited).

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(1,158,876)	(1,281,699)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	-	5,194
Loss on abandonment of assets		14,923
Common shares for payment to professionals, employee and vendor	-	388,440
Shares Issued (Senior Management Signing Bonus)	-	285,000
Warrants Issued to Officers	-	237,500
(Increase) decrease in:
Other assets	-	9,254
Increase (decrease) in:
Accounts payable	92,335	109,710
Accrued officer salaries	225,000	225,001
Accrued payroll	(2,000)	(45,000)
Accrued payroll taxes	4,434	-
Accrued slotting fees	-	(181,403)
Accrued interest	74,432	56,728
Other current liabilities		-
Net cash provided (used) in operating activities	(764,675)	(176,352)

Cash flows from financing activities:
Book overdraft	(8,842)	1,964
Stock to be issued	1,056,119	119,675
Proceeds from notes payable - others	18,991	6,800
Repayments for notes payable - officers	(18,991)	(1,138)
Proceeds from notes payable - officer	500	0
Proceeds from advances from officers	437,980	131,901
Repayments for advances from officers	(716,162)	(82,850)
Net cash provided by financing activities	$769,595	$176,352

Cash flow from investments
Purchases - equipment	(4,920)	-
Other investments	-	-
Net cash provided by investments	(4,920)	-

Supplemental disclosure of cash flow information:
Cash paid during the period for :

Increase (decrease) in cash and cash equivalents	$0	$-
Cash at beginning of period	$-	$-
Cash at end of period	$0	$-

Non-cash financing activities:
Shares issued to employees	$-	$750
Shares issued to vendors in settlement of balance owed	$-	$850
Shares issued to consultants for website expense	$-	$1,012
Shares issued to professionals for services rendered	$-	$2,160
Dividends payable on Series A preferred shares	$135,600	$22,600
Shares issued to executive officers	$-	$4,750

See Accompanying Notes to Financial Statements.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

All-American Pet Company, Inc. was incorporated in New York in 2003 as a Subchapter S Corporation under the Internal Revenue Code of 1986.  The Company produces markets and sells premium dog food primarily through supermarkets and grocery stores under the brand name Bowwow Breakfast Cereal™ (Bowwow Breakfast) in the United States. The Company developed the first line of commercial dog food specifically targeted for the morning meal.

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

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,158,876 and a cash flow from operations of $764,675 for the period ended September 30, 2009, and had a working capital deficit of $2,768,192 and shareholders’ deficit of $2,737,272 as of September 30, 2009. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

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

Advertising Costs
Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expenses were $27,086 and $42,045 during the periods ended September 30, 2009 and September 30, 2008. Advertising expenses, which are included in general and administrative were $57,800 and $-0- during the nine months ended September 30, 2009 and 2008.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

Normal Spoils Costs
Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold.  The company booked no expenses for spoils during the nine months ending September 30, 2009 and September 30, 2008.

Research and Development Costs
Research and development costs are expensed as incurred.

Distribution of Free Products
In order to generate interest in the Company’s dog food products, the Company sends sample products to investors, prospective buyers and consumers. The costs related to these samples are expensed as sales and marketing expenses. During the nine months period ended September 30, 2009 and 2008, the Company incurred no expenses related to samples.

Net Loss Attributable to Common Shareholders
Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  There was a weighted average number of common stock shares outstanding of 60,065,883 at September 30, 2009 and 30,247,260 at September 30, 2008. Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of 3,697,940 and 17,006,837 for the nine months ended September 30, 2009 and 2008, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive. The common equivalent shares are a result of warrants issued for convertible debt.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

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

Detail of machinery and equipment at September 30, 2009 and 2008 is as follows:

	2009	2008

Computer equipment and software	$27,094	$22,174
Furniture and fixtures	-0-	-0-
		-0-
Accumulated depreciation	(22,174)	(22,174)
	$4,920	$-0-

Depreciation expense for the period ended September 30, 2009 and 2008 was $0.00 and $0.00.

4. OTHER ASSETS

Other assets include the following at September 30, 2009 and 2008:

	2009	2008

Deposits	$26,000	$-0-
	$26,000	$-0-

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has not provided for any possible penalty assessments.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes due at September 30, 2009 and 2008 totaled $378,736 and $342,542.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at September 30, 2009 and 2008:

	2009	2008

Interest payable	$236,319	$216,069
State taxes	800	800
Other	-0-	-0-
	$237,119	$216,869

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

Rent expense for the nine months ended September 30, 2009 and 2008 amounts to $95,602 and $64,569.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

8. NOTES PAYABLE - OTHERS AND NOTE PAYABLE – OFFICER

At September 30, 2009 and September 30, 2008, outstanding debt consisted of the following:

		2009	2008

(a)	Note payable to others, in default, interest
	Accrued at 10% and due on demand	$204,500	$204,500

(a)	Note payable to others, interest at 15%
	per annum. Interest and principal due on demand	56,800	557,300

(a)	Convertible note payable, interest at 6%, due
	on March 14 and March 28, 2007	-0-	20,000
	Total note payable non related parties	261,300	781,800
(b)	Notes payable to officer, interest at 15%
	per annum. Interest and principal due on demand	10,538	10,038

	Total notes payable	271,838	791,838
	Less current portion	(271,838)	(791,838)
	Long-term portion	$-	$-

(a)	Notes Payable – others

On April 27, 2004, the Company entered into a note payable agreement with an individual to borrow $150,000 at 10% interest per annum. The note was payable on April 27, 2005. As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note. The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term. The Company paid $1,000 of interest during the note term and on April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees. The additional fees were also accrued as interest expense using the effective interest method. The Company made payments aggregating $18,000 during the new term and on September 30, 2005 became in default of this obligation. All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation of $232,000 at December 31, 2005. Accrued interest in the amount of $70,091 is included in interest payable at December 31, 2008 and for the nine months ending September 30, 2009 and 2008.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

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

On January 24, 2007, the Company entered into a related party loan with a shareholder in the amount of $10,000. The loan accrues interest at 15% per annum and is due on January 23, 2008. The Company converted this loan into 229,444 shares of common stock including accrued interest of $3,767 on May 31, 2009.

During August and September of 2007, $100,000 was received from unrelated parties as loans with 0% interest and due on demand.  The unrelated parties became investors in June 11, 2009 when the loans were converted to 400,000 shares of common stock.

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals and $1,138 from an unrelated company to fund current operations. The notes were due on October 13, 2007 with accrued interest at 15% per annum. The Company made payments of $2,000 and $1,138 to the unrelated individuals and unrelated company during the years ended December 31, 2006 and 2008. One note of $10,500 was converted into 284,479 common shares including accrued interest of $6,569 on May 31, 2009. The Company is now in default on the obligation to the unrelated individuals totaled $50,000. Accrued interest in the amount of $1,870 and $1,890 is included in interest payable at September 30, 2009 and 2008.

On February 21, 2007, the Company borrowed additional funds of $22,500 from an unrelated individual to fund current operations. The note, which was due March 1, 2007, was paid in full February 27, 2007. The Company issued 5,000 warrants for this short-term loan.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

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

(b) Note Payable - Officer
On August 29, 2006, the Company entered into a related party note with an officer/shareholder in the amount of $25,000. The note accrues interest at 15% per annum and is due on demand. The Company made payments of $10,000 during the year ended December 31, 2006 and payments of $4,962 during the year ended December 31, 2007. The officer loaned the company $500 in May, 2009 bringing the note balance up to $10,538. Accrued interest in the amount of $380 and $380 is included in interest payable at September 30, 2009 and 2008.

9. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008 the Chief Executive Officer and Director Barry Schwartz and its President and Director Lisa Bershan (“Related Parties”) paid costs and or expenses on behalf of the Company of $22,323. During the period ended September 30, 2009 the Related Parties received $255,858 from the Company. During the period ended September 30, 2008 the Related Parties advanced $60,112 to the Company. The related parties intend to offset all these advances against their accrued officers salaries based on their employment agreements.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

The minimum Franchise Tax Fee cannot be offset with loss carry forwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate $2,434,645valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The loss carry forwards will begin to expire in 2026 for federal income tax and 2012 for state income tax.

The significant components of the Company’s deferred tax assets are as follows:

Deferred Tax Assets as of September 30, 2009

	Federal	State
Net operating loss
Year End 2007	$2,989,837	$2,989,037
Year End 2008	1,534,894	1,534,094
Nine Months Ended September 30, 2009	1,158,876	1,158,076
	5,683,607	5,681,207

Tax rate	34.00%	8.84%

Tax provision	$1,932,426	$502,219
Valuation allowance	$(1,932,426)	$(502,219)

	$-0-	$-0-

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

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

Private Placement of Common Shares
During the year ended December 31, 2008, the Company raised $220,175 from private placements. Common shares to be issued totaled 2,695,997. During the period ending September 30, 2009 the company raised $769,507 from private placement with 12,020840 common shares to be issued.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

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

Conversion of Notes Payable to Common Shares
During the nine-month period ending September 30, 2009 the holders of $520,500 in notes with accrued interest of $152,836 converted the notes and accrued interest to 9,955,607 common shares.

Increase in Authorized Common Shares
On October 13, 2009, the Company held a shareholders’ meeting and the shareholders voted to increase the authorization of common shares from 50,000,000 shares to 250,000,000 shares.

Warrants Issued with Debt
The Company raised $20,000 in 2005 from convertible notes. As a result, the Company issued warrants for 15,384 shares at an exercise price of $1.00 per share. A Black Scholes calculation determined the value of the warrants was $57.00 at December 31, 2005. The Black Scholes calculation takes into consideration the following assumptions: 15,384 as number of shares, a stock price of $0.50, an exercise price of $1.00, a five year term, volatility rate of 13.3%, discount rate of 3.94%, immediate vesting period and a term of five years.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

Pursuant to the August 24, 2008 Employment Agreement, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,500,000 warrants each at an exercise price of $0.17 per share as bonus.  A Black Scholes calculation determined the value of the warrants was $118,750 of bonus to each officer.  The Black Scholes calculation takes into consideration the following assumptions:  5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, a ten year term, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a term of ten years. During the nine month period ended September 30, 2009 the company received $1,160,332 from the sale of 14,454,763 shares of common stock to be issued.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the period ended March 30, 2009 and 2008 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share
Outstanding at January 1, 2007	937,031	$0.51

Granted	3,005,000	$0.10 – 0.50

Expired	505,000	$0.50

Outstanding at December 31, 2007	3,437,031	$0.15

Granted August 2008 and March 31, 2009	5,000,000	$0.17

Expired	--	$--

Outstanding at December 31, 2008 and September 30, 2009	8,437,031	$0.16

Exercisable at December 31, 2008 and September 30, 2009	8,437,031	$0.16

The weighted-average remaining contractual life of the warrants outstanding at September 30, 2009 is from two to ten years.

Common Shares to Employees and Contested Employee Claims

In March 2008, the Company issued 750,000 shares of Common shares valued $45,000 to an employee for payment of salaries.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

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

Common Stock Issued – Settlement of Officers Accrued Salaries

The Board of Directors in an effort to reduce payables authorized the CEO to enter into an agreement with the only officers of the corporation, Barry Schwartz the CEO and Lisa Bershan the President to accept shares of Common stock for all accrued salary as of July 31, 2008. The Board of Directors resolved that the company should take advantage of the ability to pay past due salary accruals with restricted shares of Common stock.  The price used to calculate the number of shares to be issued was based on the average trading price for the company’s shares based on the transactions recorded by the quotation services during the month of July 2008.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

The following was affected:

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

Lisa Bershan

Pursuant to the August 24, 2008 Employment Agreement, All American Pet agreed to compensate Ms. Bershan with a salary of $150,000 per year for her services.  In addition, Ms. Bershan received 2,375,000 shares of Common stock as a signing bonus.  Ms. Bershan also received 2,500,000 warrants and other forms of incentive compensation.  Ms. Bershan was also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, did authorize.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces healthy products for dogs, with the core product being super premium dog food. We produce, market and sell super-premium dog food under the brand names Grrrnola™ Natural Dog Food, BowWow Breakfast Cereal™, and a full line of super premium dog nutritional bars (a full 8 ounce meal serving) in a 4 ounce bar that are portable, convenient and healthy. We believe that this new form of super premium dog food will revolutionize the industry for the dog “on the go”. Just as Kellogg revolutionized the industry with their Nutra-Grain Bars for humans, creating a $3.4 billion category, the All American Branded Bars for Dogs will be the industry phenomenon in pet food. Our market strategy will open the category with healthy and natural “Grrrnola Bars™” for dogs and will be targeted to the mass merchants, pet centers, supermarket and drug store chains. We plan on expanding these product lines with additional packaging alternatives, additional flavors and additional bars (e.g. Nutritional Bars, Energy Bars, Food Supplement Bars and Power Bars) if we are able to secure adequate funding to do so.

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

We began developing the formulation of our line of super-premium dog food in March 2003, and spent 18 months developing production in the U.S. with the strictest adherence to government regulations and domestic raw materials to insure the highest quality product. Management also developed the packaging and marketing materials and launched its sales strategy in late 2005 and 2006. During the product launch the company developed distribution channels that resulted in the placement of the BowWow Breakfast product line in 7,800 supermarket chain stores. Our ability to market successfully our products is essential to our business. During 2008, we did not have sufficient financial resources to support an effective marketing program, and consumers were largely unaware of our products.  In the first quarter of 2009, we started developing internet viral marketing programs and social network programs that gave us the ability to reach most consumers nationwide.

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

In 2009 the Company engaged a marketing professional as well as a public relations team to create brand awareness with TV, radio, print, online viral marketing and social networking. We entered into a marketing partnership with Disney/Pixar to promote their first joint animated 3D movie “UP”. We finalized plans to host a nationwide viral marketing contest known as the “Cutest Dog Competition”. The contest started on August 1, 2009, allowing every dog owner in America to have the opportunity to submit a picture of their dog.  Our pre-contest response attracted over 700,000 votes, which we anticipate will expand rapidly as entrants start posting their pictures. We announced the winner of the “Cutest Dog Competition” on our website as well as at a major venue on Thanksgiving Day. Prizes were distributed for regional winners, and the top regional winners   qualified as finalists for the final event.  Regional winners from all over the country will then competed for the title of the “Cutest Dog Competition” and that winner was awarded the $1 million prize. On November 2009 the winner was announced.

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

We intend to generate revenue from the sales of super-premium dog food products to mass merchants, supermarkets, pet centers, and drug store customers, which we refer to in this section as retail customers. Our focus initially is to concentrate on the mass merchants and pet centers, because they do not require their retail suppliers to advance or spend funds on sales incentives and other promotional costs.  In addition these types of retail chains do not charge slotting fees for placement of products on their shelves. We will follow this strategy with refocusing our sales to supermarket and drug store customers. Revenue arrangements with supermarket and drug store customers include sales incentives and other promotional costs such as coupons, volume-based discounts and off-invoice discounts. In addition, we may pay "slotting fees," which are fees paid based on an oral arrangement with a supermarket customer to have our products placed on its shelves. Slotting fees are a one-time fee paid to a supermarket customer. Additional slotting fees may be incurred with a supermarket and grocery store customer in the future if additional products are sold. As we continue to build out our distribution network to the supermarket customers, we anticipate incurring additional slotting fees. We record slotting fees as a reduction of gross sales. We do not currently have sufficient funds to pay the slotting fees necessary to shelve our products with retail customers at a level necessary to sustain our operations or generate revenue and that is why we re-strategized our position to do business with the mass merchants, pet centers and drug stores.

Results of Operations for the Nine Months Ended September 30, 2009 compared with the Nine Months Ended September 30, 2008

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for the nine and three month periods ended September 30, 2009 and September 30, 2008 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2008.

For the nine months ending September 30, 2009, there were no sales. Revenue for the nine month period ended September 30, 2008 consisted of the reversal of $181,558 in slotting fees. The Company closed its manufacturing activities in October 2007, as well as its manufacturing, distribution, and warehousing facilities in St. Joseph, Missouri and abandoned all of the inventory, equipment, and leasehold improvements in settlement of its lease and equipment financing obligations. The Company also terminated all but three of its active personnel at its administrative offices in Los Angeles, CA. Sales and marketing expenses increased by $181,673, which consisted of an increase of $68,801 in product research, a decrease of $14,959 in advertising and promo expenses, an increase of $122,552 in consulting and research, an increase of $23,171 in PR/Website and a decrease of $17,892 of other sales and marketing expenses. General and administrative expenses were reduced by $472,962. This amount consisted of the reduction for equipment depreciation of $5,195 the increase of advertising costs of $57,800, a reduction of $285,000 for officers salaries, a reduction of $68,748 for business expenses, an increase of $37,938 for website and computer enhancements, an increase of $31,033 for rent, a decrease of $4,464 for legal, accounting, and processing fees, a reduction of $120,610 for professional fees and an additional $115,716 of other general and administrative expenses.

Results of Operations for the Three Months Ended September 30, 2009 compared with the Three Months Ended September 30, 2008.

For the three months ending September 30, 2009, there were no sales. Sales and marketing expenses increased by $163,076, which consisted of an increase of $23,870 in advertising, an increase of $61,143 in consulting and research, an increase of $52,677 in PR/Website and an increase of $25,386 of other sales and marketing expenses. General and administrative expenses were reduced by $105,641. This amount consisted of the increase of advertising costs of $26,900, an increase of $6,492 for business expenses, an increase of $12,051 for website and computer enhancements, and a decrease of $30,842 for rent, an increase of $36,222 for legal, accounting, an increase of $15,770 for reimbursement expenses and a reduction of $39,048 for other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At September 30, 2009 and December 31, 2008, we had a working capital deficit of $2,768,192 and 3,469,450, respectively, and a shareholder’s deficit of $2,737,272 and $3,443,450, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $1,158,876, a cash use from operations of $764,675 for the period ended September 30, 2009, and  a working capital deficiency of $2,768,192 and a shareholder deficiency of $2,737,272 at September 30, 2009. These matters raise substantial doubt about our ability to continue as a going concern.

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

During 2006, the Company borrowed additional funds of $87,500 from unrelated individuals to fund current operations. The notes are due on demand and accrue interest at 15% per annum. As of September 30, 2009 $50,000 is still outstanding.

Historical Trends

Cash Flows from Operating Activities. We used $764,675 of cash flows from operating activities during the nine months ended September 30, 2009 compared to using $176,352 in the comparable period in 2008.

Cash Flows from Investing Activities. We used 4,970 cash flow from investing activities for the purchase of equipment during the nine months ended September 30, 2009. We had no cash flows from investing activities for the nine months ended September 30, 2008.

Cash Flows from Financing Activities. Cash flow provided by financing activities totaled $769,595 and $176,352 for the nine months ended September 30, 2009 and 2008, respectively. The primary sources of cash for the year ended December 31, 2008 were proceeds from sale of common stock of $220,175 net of costs, and proceeds from short-term debt, $6,800, and advances from officers of $11,262.  The primary sources of cash for the nine months ended September 30, 2009 were proceeds from the sale of Common stock of $1,056,119.

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

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expenses were $27,086 and $42,045 during the periods ended September 30, 2009 and September 30, 2008.

Normal Spoils Costs

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold.  The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the period ended September 30, 2009 and September 30, 2008 the Company had not booked an allowance for these costs.

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

The information contained in this Quarterly Report is as of September 30, 2009, unless expressly stated otherwise.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity

None.  During the nine-month period ending September 30, 2009 the company sold 14,454,763 shares of Common stock for 1,040,332.

Item 3. Defaults Upon Senior Securities

There were no defaults on Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period

Item 5. Other Information

None.

Item 6. Exhibits

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

Date: March 1, 2010