Form 10-K
period 2009-12-31
ALL AMERICAN PET COMPANY, INC.
filed 2010-03-31
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $8,189,300.00.

The number of shares of Common Stock, $0.001 par value, outstanding on March 29, 2010 was 96,351,926 shares.

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

The Company has never operated at a profit, and is currently under significant financial strain primarily because at December 31, 2008 it had a book overdraft of $9603.00.  The Company focused all of its efforts on developing new dog food products to meet the needs of a re-launch of its products to supermarkets, the Company’s only focus prior to 2008 as well as the mass merchandisers, drug stores and convenience stores. The Company had no sales for the year ended December 31, 2008. The Company utilized its limited working capital on product development and did not have the required financing to properly support manufacturing of its products, and to provide the required funds for marketing or to fund the costs required to place its products in stores where they could be sold.

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

In 2009 we have focused on expanding distribution of products through mass merchant retailers, pet centers, supermarket and drug store chains. We no longer have an agreement with a marketing firm to assist in the promotion and sales of our products to the supermarket retailers, but we have engaged a public relations firm to assist us in the sales of our products to retailers and have hired internal sales personnel to accomplish our goals.

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

Sales and Marketing

The wholesale price for the Company's products is $1.00 per pound, and the Company has never operated at a profit.  The lack of sales in 2008 and in 2009 resulted from the fact that we did not have the funds necessary to manufacture or promote any of our products in a proper manner, and we did not have any funds to pay any other costs necessary to place our products in stores where they could be sold.

Our ability to market successfully our products is essential to our business. During 2009, we did not have sufficient financial resources to support an effective marketing program, and consumers were largely unaware of our products.  In addition, because we did not have adequate financial resources to distribute marketing materials to consumers, develop internet viral marketing programs and social network programs that were available to us, we were unable to disseminate information about our products on a broad scale, and we were unable to "target-market" possible consumers.

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

The Company entered into a license agreement in August 2009 that expands the company’s sales and marketing capacity. The agreement grants AAP Sales and Distribution Inc. a non-affiliated company, a non-exclusive license agreement to sell, distribute and under certain conditions and supervision of All American Pet Company Inc. manufacture the Company’s certain of the products, which will augment our ability to cover the market place.  We are now focused on selling supermarkets, big box retailers, pet specialty stores, convenience and drug stores.  This added marketing strength provided by our licensee will speed the introduction of our products to more major chains and help us realize our goals of a national distribution footprint in 2010.”

The non-exclusive agreement allows the licensee the use of AAPT’s intellectual property and branding to manufacture and sell a specific list of AAPT’s product lines.  The agreement allows the company to leverage its properties and AAPT will receive advance payments, minimum royalties and a royalty on all sales of product by the licensee based on sales and guaranteed payments providing an attractive economic benefit to AAPT.

AAPT retains the rights to all of its formulas trade secrets and brands. The license covers AAPT’s products “Heart Healthy” Dry Dog Food, the Grrr-nolaTM Natural Food Bar, 4oz bags, 4 lb. bags, 8 lb. bags, 20 lb. bags, and 30 lb. bags of dry dog food. In addition licensee has the right to use the trademarks as well as the brand names, All American Pet BrandsTM, GrrrnolaTM Natural Dog Food, ChewabungaTM Healthy Breakfast For Dogs, Bow Wow BreakfastTM and Grrr-nolaTM Multi-Grain Food BarTM and others to be mutually agreed upon.  The agreement provides that AAPT receive advance payment, minimum royalties and a royalty on all sales of product by the licensee based on sales and guaranteed payments.

    As discussed elsewhere in this Annual Report on Form 10-K, our marketing and promotional activities have been severely constrained due to a lack of funding.  However, the Company engaged a marketing professional as well a public relations team to create brand awareness with TV, radio, print, online viral marketing and social networking. In the last six months we entered into a marketing partnership with Disney/Pixar to promote their first joint animated 3D movie “UP”.  We handed out over 150,000 samples of our products in close to one hundred theatre locations nationwide that premiered the movie. In the last 4 months we created a nationwide viral marketing contest known as the “Cutest Dog Competition” which has given us over a quarter of a million (250,000) registered voters with more than sixty thousand (60,000) active photo entries. In the last eight weeks of the “Cutest Dog Competition”, we received an average of two million five hundred thousand-page views per day with over one hundred and fifty four million (154,000,000) total page views.  In this time period this website has moved into the top three thousand (3,000) most visited websites on the Internet.  The winner of the “Cutest Dog Competition was announced on our website as well as at a media event on Thanksgiving Day. Prizes were distributed for regional winners, and the top regional winners qualified for the final event.  Regional winners then competed for the title of the “Cutest Dog Competition” and the $1 million winner was announced on Thanksgiving Day.

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

Employees

As of December 31, 2009, we had six full-time employees both of whom were our two officers. We also had one consultant who works with us on a part-time basis to assist in local marketing and public relations activities.

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

Our independent registered public accountants included an explanatory paragraph in their audit report in connection with our 2009 financial statements stating that because we have incurred a net loss of  $1,992,537 and a negative cash flow from operations of  $1,000,448 for the year ended December 31, 2009 and had a working capital deficiency of  $3,026,732 and a shareholders' deficiency of  $2,996,222 at December 31, 2009, there is substantial doubt about our ability to continue as a going concern.  These factors, along with others, may indicate that we will be unable to continue as a going concern for a period of twelve months or less.

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

We have had negative cash flows from operations, and as of December 31, 2009.  To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our products to market. We do not have sufficient funds to satisfy our short-term cash requirements.

We had a working capital deficit of $3,026,732 at December 31, 2009, which means that our current liabilities exceeded our current assets on December 31, 2009 by that amount. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2009 were not sufficient to satisfy all of our current liabilities as of that date.

We need significant additional funds to maintain and develop our business.

As of December 31, 2009 our expenses ran at a “burn rate” of approximately $242,000 per month.  Our current capital resources are insufficient to fund operations at the present time, and we will require substantial additional capital in order to sustain our operations, fund sales and marketing activities, pay for the manufacture of our products, and implement our business plan during the year ending December 31, 2010 and beyond. Our ability to continue as a going concern is dependent on our ability to raise capital.

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

We have been and will continue to be materially dependent on a limited number of non-affiliated third parties for the manufacture and production of our dog food. Currently, we rely on one non-affiliated dog food manufacturer, C.J. Foods, Inc., to produces our dog food, and four non-affiliated packaging companies, to produce the cases, cartons and master cases for our product. We do not maintain supply agreements with these parties, but instead purchase products through the use of purchase orders in the ordinary course of business. We will be substantially dependent on the ability of these parties to, among other things, meet our performance and quality specifications. Failure by these parties to comply with these and other requirements could have a material adverse effect on the Company. Furthermore, these parties may not dedicate sufficient production capacity to meet our scheduled delivery requirements, and they may not have sufficient production capacity to satisfy our requirements during any period of sustained demand. Their failure to supply, or their delay in supplying us with products, could have a material adverse effect on the Company.  In addition, the success of our products is significantly dependent on mass merchant, pet centers, drug stores, and supermarket demand for our products, and if we fail to secure orders from mass merchant, pet centers, drug stores or supermarkets for our products (and any subsequent decrease in such orders) would have a material adverse effect on us.

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

The success of our business is significantly dependent on our ability to market our products to supermarkets, grocery stores, mass merchants, drug stores, and specialty pet stores. We must increase the level of awareness of unique breakfast food for dogs in general, and our products in particular. We will be required to devote substantial management and financial resources to these marketing and advertising efforts, and it is possible we will not be successful in these efforts.

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
        ·  the occurrence of any of the risks described in this report.

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

	2008		2009
	High	Low	High	Low
First Quarter	$0.18	$0.06	$0.10	$0.02
Second Quarter	$0.18	$0.02	$0.18	$0.10
Third Quarter	$0.08	$0.01	$0.14	$0.06
Fourth Quarter	$0.18	$0.04	$0.10	$0.04

The closing bid price for the Company’s common stock on December 31, 2009, was $0.06 per share. As of such date, there were approximately 118 registered owners and of the Company’s common stock. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Private Placement of Common Stock

During the year ended December 31, 2009, the Company raised $1,010,242 (net) from the sale of 19,800,114 Common shares.

During the year ended December 31, 2008, the Company raised $220,175 from the sale of 2,695,940 of Common shares.

Conversion of Notes to Common Stock

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

During the year 2009, $673,336 of notes were converted to 9,955,590 shares of Common Stock.

Conversion of Common Stock into Preferred Shares

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

The Series A Preferred Stock is entitled to cumulative dividends of 8% per annum and is payable on March 1st of each year beginning in 2006.  Once issued, the Company will have the right, by agreement, to redeem the outstanding shares of Series A Preferred Stock at their liquidation value at anytime.  For each share of Series A Preferred Stock that is redeemed, the holder also shall receive one share of the Company’s common stock in addition to the liquidation value.  $135,600 and $90,400 is included in dividend payable at December 31, 2008 and 2007 in the accompanying balance sheet. The liquidation preference, which includes the unpaid dividends, is valued at $700,600 at December 31, 2008.  These shares were converted to 5,025,000 shares of Common Stock in 2009.

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

In December 2009, The Company issued 1,800,000 warrants to a shareholder for the purchase of 4,000,000 shares of Common Stock for $240,000. The Black Sholes calculation takes into consideration the following assumptions: 1,800,000 as number of shares, a stock price of $0.08, an exercise price of $0.10, a two year term, volatility rate of 106%, discount rate of .01%, immediate vesting period. As of December 31, 2009, $70,000 of this amount has not been received by the Company.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the year ended December 31, 2009 and 2008 is as follows:

	Number of Units	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2007	937,031	0.51

Granted - 2007	3,005,000	0.10 – 0.50

Expired - 2007	505,000	0.50

Outstanding at December 31, 2007	3,437,031	0.15

Granted - 2008	5,000,000	0.17

Expired - 2008	--	--

Outstanding at December 31, 2008	8,437,031.16
Granted 2009	1,800,000
Exercisable at December 31, 2009	10,237,031.16

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2009 is from two to ten years.

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

Common Stock Issued for Services

During the year 2009, 10,293,150 shares of Common Stock were issued for Consultants’ Fees of $617,588 and 5,000 shares for Employee Bonus of $3,000.

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

As of December 31, 2009, the Company did not have any equity compensation or similar plans.

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

Summary of the Company and its Current Status

Overview

The Company produces healthy products for dogs, with the core product being super premium dog food. We produce, market and sell super-premium dog food under the brand names Grrrnola™ Natural Dog Food, BowWow Breakfast Cereal™, and a full line of super premium dog nutritional bars (a full 8 ounce meal serving) in a 4 ounce bar that are portable, convenient and healthy. We believe that this new form of super premium dog food will revolutionize the industry for the dog “on the go”. Just as Kellogg revolutionized the industry with their Nutra-Grain Bars for humans, creating a $3.4 billion category, the All American Branded Bars for Dogs should become the industry phenomenon in pet food. Our market strategy will open the category with healthy and natural “Grrrnola Bars™” for dogs and will be targeted to the mass merchants, pet centers, supermarket and drug store chains. We plan on expanding these product lines with additional packaging alternatives, additional flavors and additional bars (e.g. Nutritional Bars, Energy Bars, Food Supplement Bars and Power Bars) if we are able to secure adequate funding to do so.

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

We have arrangements with non-affiliated dog food manufacturers to produce our products according to our specific instructions. We have approached mass merchants, pet centers, supermarket chains and drug store chains to shelve and sell our products in their stores. Through this process, we have developed an internal sales team and outside merchandising experts to market our products, and to increase public awareness of our products. Through our national sales team we have been accepted for nationwide placement into two retail chains with over 7,000 store locations. The expected purchase orders with completion dates will require us to deliver our product line for shelf placement starting with the second quarter of 2010. We continue to have further discussions with other retail chain stores, which could account for an additional 10,000 stores.

The Company entered into a license agreement in August 2009 that expands the company’s sales and marketing capacity. The agreement grants AAP Sales and Distribution Inc. a non-affiliated company, a non-exclusive license agreement to sell, distribute and under certain conditions and supervison of All American Pet Company Inc. manufacture the Company’s certain of the products., which will augment our ability to cover the market place.  We are now focused on selling supermarkets, big box retailers, pet specialty stores, convenience and drug stores.  This added marketing strength provided by our licensee will speed the introduction of our products to more major chains and help us realize our goals of a national distribution footprint in 2010.”

The non-exclusive agreement allows the licensee the use of AAPT’s intellectual property and branding to manufacture and sell a specific list of AAPT’s product lines.  The agreement allows the company to leverage its properties and AAPT will receive advance payments, minimum royalties and a royalty on all sales of product by the licensee based on sales and guaranteed payments providing an attractive economic benefit to AAPT.

AAPT retains the rights to all of its formulas trade secrets and brands. The license covers AAPT’s products “Heart Healthy” Dry Dog Food, the Grrr-nolaTM Natural Food Bar, 4oz bags, 4 lb. bags, 8 lb. bags, 20 lb. bags, and 30 lb. bags of dry dog food. In addition licensee has the right to use the trademarks as well as the brand names, All American Pet BrandsTM, GrrrnolaTM Natural Dog Food, ChewabungaTM Healthy Breakfast For Dogs, Bow Wow BreakfastTM and Grrr-nolaTM Multi-Grain Food BarTM and others to be mutually agreed upon.  The agreement provides that AAPT receive advance payment, minimum royalties and a royalty on all sales of product by the licensee based on sales and guaranteed payments.

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

The re-launch of marketing All American Pet’s brands began in the first three months of 2009 with running trade advertising to again start to build the presence of our product line with buyers and retail merchandisers. We also started building brand awareness through editorials about our product lines through Public Relations, which includes TV appearances that were virally distributed over the internet. In 2009, our products were approved for purchase allowing buyers to add our product line to approximately 7,500 stores. The range of stores included supermarkets and drug store chains. To achieve our sales goals in 2010, we will need to shelve our products in approximately 11,000 stores by the end of 2010.  In order to shelve our products in stores, we will require significant additional capital to be able to pay slotting fees and to manufacture and deliver our products, which we currently do not have and there is no assurance that we will be able to raise sufficient capital to meet our sales goals.

As part of our public relations programs, we also started to plan on promoting multi location charity events that raise funds for canine cardiac awareness and the care for dogs and we planned a program for supporting people with dogs who were contemplating giving them up due to the economics of rising unemployment, rising foreclosures, higher costs of veterinary care and the overflow of shelters. We agreed to get a program started for “Keeping Family’s Together” which would assist people and their dogs that have a need for help.

In 2009 the Company engaged a marketing professional as well as a public relations team to create brand awareness with TV, radio, print, online viral marketing and social networking. We entered into a marketing partnership with Disney/Pixar to promote their first joint animated 3D movie “UP”. We finalized plans to host a nationwide viral marketing contest known as the “Cutest Dog Competition”. The contest started on August 1, 2009, allowing every dog owner in America to have the opportunity to submit a picture of their dog.  Our “Cutest Dog Competition” response has given us over a quarter of a million (250,000) registered voters with more than sixty thousand (60,000) active photo entries. In the last eight weeks of the “Cutest Dog Competition”, we received an average of two million five hundred thousand page views per day with over one hundred and fifty four million (154,000,000_ total page views. In this time period this website has moved into the top three thousand (3,000) most visited websites on the internet. We announced the winner of the “Cutest Dog Competition” on our website as well as at a major venue on Thanksgiving Day. Prizes were distributed for regional winners, and the top regional winners   qualified as finalists for the final event.  Regional winners from all over the country  then competed for the title of the “Cutest Dog Competition” and that winner was awarded the $1 million prize. On Thanksgiving Day, 2009, the winner was announced.

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

The Company's Business Model

At this time the Company does not operate its own dog food manufacturing facility. We currently contract with one non-affiliated dog food manufacturer that has the capacity to allow the company to reach sales in excess of 100 million dollars annually. We plan to use this company for all of the production of our dog food in the near future along with five non-affiliated packaging companies (two that produce the cartons for our products, two that produce the bags for packaging our products and one that produces the wrappers for our bars). We maintain strict quality assurance and quality control standards when producing all our products. With respect to our dog food manufacturer, for example, when we produce any of our dog food products, at least one of our employees is present at the manufacturing facility to supervise production, and to test the quality and ingredients of the dog food. We are planning to lease warehouse space to store our dog food products. The warehouse space requires meeting processing standards and very strict quality control benchmarks.

We intend to generate revenue from the sales of super-premium dog food products to mass merchants, supermarkets, pet centers, and drug store customers, which we refer to in this section as retail customers. Our focus initially is to concentrate on the mass merchants and pet centers, because they normally do not require their retail suppliers to advance or spend funds on sales incentives and other promotional costs.  In addition, these types of retail chains do not charge slotting fees for placement of products on their shelves. We will follow this strategy with refocusing our sales to supermarket and drug store customers. Revenue arrangements with supermarket and drug store customers normally include sales incentives and other promotional costs such as coupons, volume-based discounts and off-invoice discounts. In addition, we may pay "slotting fees," which are fees paid based on an oral arrangement with a supermarket customer to have our products placed on its shelves. Slotting fees are a one-time fee paid to a supermarket customer. Additional slotting fees may be incurred with a supermarket and grocery store customer in the future if additional products are sold. As we continue to build out our distribution network to the supermarket customers, we anticipate incurring additional slotting fees. We record slotting fees as a reduction of gross sales. We do not currently have sufficient funds to pay the slotting fees necessary to shelve our products with retail customers at a level necessary to sustain our operations or generate revenue and that is why we re-strategized our position to do business with the mass merchants, pet centers and drug stores.

Results of Operations for the Year Ended December 31, 2009 compared with the Year Ended 2008

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for the years ended December 31, 2009 and December 31, 2008 included in this Form 10-K for the year ended December 31, 2009.

For the year ended December 31, 2009, there were no sales. Revenue for the year ended December 31, 2008 consisted of the reversal of $174,884 in slotting fees. The Company closed its manufacturing activities in October 2007, as well as its manufacturing, distribution, and warehousing facilities in St. Joseph, Missouri and abandoned all of the inventory, equipment, and leasehold improvements in settlement of its lease and equipment financing obligations. The Company also terminated all but three of its active personnel at its administrative offices in Los Angeles, CA. Sales and marketing expenses increased by $698,976, which consisted of an increase of $67,253 in product research, an increase of $223,757 in consulting and research, an increase of $23,171 in PR/Website and an increase of $15,298 of other sales and marketing expenses. General and administrative expenses were reduced by $313,165. This amount consisted of the write off of $303,549 of old accrued operating expenses that on advice of our accounting staff is no longer considered due and payable, the increase of advertising costs of $98,413, a reduction of $519,500 for officers salaries, an increase of $53,062 for financing expenses, an increase of $41,134 for website and computer enhancements, an increase of $233,878 for consulting fees, an increase of $79,689 for travel, entertainment and reimbursement expenses, an increase of $47,979 of rent and facilities expenses, an increase of $27,932 for insurance expenses, an increase of $68,937 for payroll expenses, a decrease of $103,127 for professional fees and an additional decrease of $38,013 of other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At December 31, 2009 and December 31, 2008, we had a working capital deficit of $3,026,732 and 3,469,451, respectively, and a shareholder’s deficit of $2,996,222 and $3,443,451, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $1,992,537, a cash use from operations of $1,000,448 for the year ended December 31, 2009, and a working capital deficiency of $3,026,732 and a shareholder deficiency of $2,996,222 at December 31, 2009. These matters raise substantial doubt about our ability to continue as a going concern.

In their report in connection with our 2009 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $1,992,537 and a negative cash flow from operations of $1,000,448 for the year ended December 31, 2009, and a working capital deficiency of $3,026,732 and a shareholders' deficiency of $2,996,222 at December 31, 2009, there was substantial doubt about our ability to continue as a going concern.

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

On October 25, 2005, the Company entered into a loan in the amount of $50,000. The loan accrues interest at 20% per annum and was due in a lump sum of principal and accrued interest on April 26, 2006.  On April 21, 2006, this note was extended for an additional 60 days.  Accrued interest in the amount of $18,138 and $21,888 is included in interest payable at December 31, 2008 and June 30, 2009, respectively. On June 26, 2006, this note was extended until June 30, 2009. The loan still remains unpaid as of December 31, 2009.

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

Historical Trends

Cash Flows from Operating Activities. We used $1,000,448 of cash flows from operating activities during the year ended December 31, 2009 compared to using $242,090 in the comparable period in 2008.

Cash Flows from Investing Activities. We used 4,920 cash flow from investing activities for the purchase of equipment during the year ended December 31, 2009. We had no cash flows from investing activities for the year ended December 31, 2008.

Cash Flows from Financing Activities. Cash flow provided by financing activities totaled $1,006,317 and $242,090 for the year ended December 31, 2009 and 2008, respectively. The primary sources of cash for the year ended December 31, 2009 were proceeds from sale of common stock of $1,010,242 net of costs, and proceeds from short-term debt, $48,991.

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

Shipping and Freight Charges

The Company incurred costs related to shipping and handling of manufactured products, for the years ended December 31, 2009 and 2008. These costs are expensed as incurred as a component of warehouse expense. The Company also incurs shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold. Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

Advertising Costs

Advertising costs, including media advertising, digital and viral marketing, web site maintenance, digital media costs, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expenses were $58,791 and $42,045 during the years ended December 31, 2009 and December 31, 2008.

Normal Spoils Costs

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold.  The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the years ended December 31, 2009 and December 31, 2008 the Company had not booked an allowance for these costs.

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

Forward Looking Statements

This Year End Report contains forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

The information contained in this Yearly Report is as of December 31, 2009, unless expressly stated otherwise.

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

Changes in Internal Control

    There have not been any changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of and for the years ended December 31, 2009 and 2008 are presented in a separate section of this report following Item 14 and begin with the index on page 57.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On September 11, 2007, the Board of Directors of the Company (i) dismissed Weinberg & Company P.A. (“Weinberg”) as the Company's registered independent accounting firm and (ii) appointed Hawkins Accounting“ ("Hawkins") as the registered independent accounting firm to audit the financial statements of the Company for the year ending December 31, 2007, and to review the Company’s Forms 10-QSB for the six months and nine months ending June 30, 2007 and September 30, 2007, respectively. On May 27, 2009 the company engaged Hawkins for the audit and review of the financial statements for the year ending December 31, 2009 and 2008.  Weinberg did not receive the notice of dismissal until September 17, 2007.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

Aggregate fees billed to All American Pet for the year ending December 31, 2008 and for December 31, 2007 by Hawkins Accounting were as follows:

      (1) Audit Fees

The aggregate fees billed for professional services rendered by Hawkins Accounting, for the audit of our annual financial statements Form 10-K and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended December 31, 2009 and December 31, 2008 were $0.00 and $10,500, respectively.

(2) Audit-Related Fees

The aggregate fees billed by Hawkins Accounting for professional services rendered for audit related for fiscal years ended December 31, 2009 and December 31, 2008 were $0.00 and $0.00.

(3) Tax Filing Related Fees

The aggregate fees billed by Hawkins Accounting for professional services rendered for tax related for fiscal years ended December 31, 2009 and December 31, 2008 were $0.00 and $0.00.

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

ITEM 9B.   OTHER INFORMATION

           None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is certain information regarding our directors and executive officers:

Name	Position	Age	Director Since
Barry Schwartz	Chief Executive Officer, and Chairman of the Board of Directors	63	February 2003
Lisa Bershan	President, Secretary and Director	53	February 2003
Victor Hollander	Chief Financial Officer, and Director	77	May 2009

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

Victor Hollander, has served as Chief Financial Officer of the Company since March 2009 and a Director since May of 2009. Mr. Hollander is a CPA, formerly the managing partner of a Florida based accounting firm’s Los Angeles Office, and responsible for the firms involvement in initial and secondary public offerings, reverse mergers, corporate reorganization, acquisitions and SEC regulatory matters. Mr. Hollander brings an extensive 40+year professional background, which included opening the prominent accounting firm Brout & Company’s Los Angeles Office. During his tenure, he was an engagement partner on many public companies listed on the New York, American and NASDAQ Stock Exchange. He was also a Senior Securities Partner with Lester Witte, a prominent international public accounting firm. Mr. Hollander graduated from California State University at Los Angeles with a BA in Accounting. He has served on the Securities, Ethics, Accounting and Auditing committees of the American Institute of Certified Public Accountants and The California State Society of Certified Public Accountants. Mr. Hollander is currently a member of the Board of Directors of three SEC reporting companies.

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

Meetings of the Board

The Board acted by written consent twelve times during 2009. Mr. Schwartz, Ms. Bershan and Mr. Victor Hollander attended 75% or more of the aggregate number of meetings of the Board and committees on which the director served in 2009.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Barry Schwartz,
CEO/Director	2008	$150,000 (1)	-0-	$237,500 (3)	-0-	-0-	-0-	$125,000 (2)	$362,500
	2009	$150,000	-0-	-0-	-0-	-0-	-0-	-0-	$150,000
Lisa Bershan,
President/Director	2008	$150,000 (1)	-0-	$237,500 (3)	-0-	-0-	-0-	$118,750 (2)	$362,500
	2009	$150,000	-0-	-0-	-0-	-0-	-0-	-0-	$150,000
(1)	Management has agreed to accrue or partially accrue the salaries until the Company has raised sufficient capital or generate sufficient revenue through operations to make such payments.
(2)	Received 2,500,000 warrants to purchase shares of our common stock at $0.17 per share and expire on August 23, 2018.
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

Certain Relationships and Related Transactions

As of December 31, 2009 and 2008, we owed a total of $0 and $0, respectively, to the officers of the Company for reimbursement of expenses.

As of December 31, 2008 and 2007, we owed a total of $163,677 and $125,000, respectively, to the officers of the Company for accrued salaries.

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

Name and address of beneficial owner(1)	Amount of Beneficial Ownership(2)	Percent of Class (3)
5% Holders
Barry Schwartz	14,985,584	15.68%
Lisa Bershan	12,900,372	13.50%
Directors and Officers
Barry Schwartz (4) (5) 9601 Wilshire Blvd., Suite M200 Beverly Hills, CA 90210	14,958,584	15.68%

Lisa Bershan (4) (5) 9601 Wilshire Blvd., Suite M200 Beverly Hills, CA 90210	12,875,372	13.50

Victor Hollander 9601 Wilshire Blvd., Suite M200 Beverly Hills, CA 90210	2,500,000	2.62%
All executive officers and directors as a group (three persons).	30,385,956	31.80%

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within 60 days following December 2, 2009 from options, warrants, convertible securities or similar obligations.

(3) Percentage ownership is based on 95.551,926 shares of common stock outstanding on December 31, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

On August 29, 2006, the Company borrowed $25,000 from Mr. Schwartz.  The loan accrues interest at 15% per annum and is due on demand. Accrued interest in the amount of $1,259 is included in interest payable at December 31, 2006. On June 26, 2006, this note was extended for an additional 18 months. The Company made payments in the aggregate amount of $14,962 during the period ended December 31, 2008 and $10,038 remained outstanding. On May 5, 2009 the Company borrowed $500 from Mr. Schwartz bringing his outstanding balance as of December 31, 2009 to $10,538.

During the fourth quarter of 2006, the Company entered into loans arranged by Mr. Kirsch for $400,000, for the benefit of his clients.  The loans accrue interest at 15% per annum and are due on demand.  On March 31, 2009 Mr. Kirsch’s loan for $400,000 and accrued interest of $142,500 was converted into 9,041,667 shares.

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

Aggregate fees billed to All American Pet for the year ending December 31, 2009 and December 31, 2008 by Hawkins Accounting were as follows:

(1) Audit Fees

The aggregate fees billed for professional services rendered by Hawkins Accounting, for the audit of our annual financial statements involved in our Form 10-K and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended December 31, 2009 and December 31, 2008 were $21,000 and $22,500, respectively.

(2) Audit-Related Fees

The aggregate fees billed by Hawkins Accounting for professional services rendered for audit related for fiscal years ended December 31, 2009 and December 31, 2008 were $21,000 and $22,500.

(3) Tax Filing Related Fees

The aggregate fees billed by Hawkins Accounting for professional services rendered for tax related for fiscal years ended December 31, 2009 and December 31, 2008 were $0.00 and $0.00.

(4) Any Other Fees
The aggregate fees billed by Hawkins Accounting for professional services rendered for audit related for fiscal years ended December 31, 2009 and December 31, 2008 were $0.00 and $0.00.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:
Financial Statements:

(i) The consolidated financial statements of All American Pet Company, Inc. under Item 8 of this Annual Report are listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

(b) Exhibits: The exhibits listed below are required by Item 601 of Regulation S-B.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger of All American Pet Company Inc., a New York corporation and All American Pet Company, Inc., a Maryland corporation, effective as of January 23, 2006.		SB-2		2.1	06/23/06

3.1	Certificate of Incorporation filed with the New York Secretary of State on February 14, 2003.		SB-2		3.1	06/23/06

3.2	Certificate of Amendment to Certificate of Incorporation filed with the New York Secretary of State on January 26, 2006.		SB-2		3.2	06/23/06

3.3	Articles of Incorporation filed with the State of Maryland Department of Assessments and Taxation on January 4, 2006.		SB-2		3.3	06/23/06

3.4	Articles Supplementary filed with the State of Maryland Department of Assessments and Taxation on January 11, 2006.		SB-2		3.4	06/26/06

3.5	Certificate of Merger filed with the New York Secretary of State on January 27, 2006.		SB-2		3.5	06/26/06

3.6	Articles of Merger filed with the State of Maryland Department of Assessments and Taxation on January 27, 2006.		SB-2		3.6	06/26/06

3.7	Bylaws		SB-2		3.6	06/26/06

4.1	Specimen Common Stock Certificate.		10-KSB	12/31/06	4.1	07/17/07

4.2	Specimen Series A Preferred Stock Certificate.		10-KSB	12/31/06	4.2	07/17/07

4.3	Agreement, effective November 30, 2005, by and between the Company and Nortia Capital Partners, Inc.		SB-2/A-3		4.3	12/28/06

10.1	Equipment Lease Agreement dated March 8, 2006 by and between Bev-Lin Enterprises, Inc. and All American Pet		SB-2		10.1	06/23/06

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.2	Form of Subscription Agreement.		SB-2		10.2	06/23/06

10.3	Letter Agreement with L. Phillips Brown.		SB-2		10.3	06/23/06

10.4	Lease Agreement dated January 18, 2005for rental of office premises.		SB-2		10.4	06/23/06

10.5	Lease Agreement dated March 6, 2006for rental of warehouse space.		SB-2/A-3		10.5	12/28/06

10.6	Loan Agreement dated as of April 27, 2004, by and between the Company and George LaCapra.		SB-2		10.6	06/23/06

10.7	Broker Agreement dated August 1, 2006 between Crossmark, Inc. and All American Pet Company, Inc.		SB-2		10.7	06/23/06

10.8	Loan Agreement dated as of August 29, 2006 by and between the Company and Barry Schwartz.		10-KSB	12/31/06	10.8	07/17/07

10.9	Loan Agreement dated as of October 10, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.9	07/17/07

10.10	Loan Agreement dated as of October 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.10	07/17/07

10.11	Loan Agreement dated as of November 7, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.11	07/17/07

10.12	Loan Agreement dated as of November 21, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.12	07/17/07

10.13	Loan Agreement dated as of December 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.13	07/17/07

10.14	Lease Agreement Dated July 21, 2008 - Rental agreement for new office space.		10-K	12/31/08	10.14	12/23/09

10.15	Standard Sublease dated July 21, 2008		10-K	12/31/08	10.15	12/23/09

10.16	Addendum No. 1 to Standard Sublease dated July 21, 2008		10-K	12/31/08	10.16	12/23/09

10.17	Debt Conversion Agreement – Barry Schwartz – Dated June 20, 2008		10-K	12/31/08	10.17	12/23/09

10.18	Debt Conversion Agreement – Lisa Bershan – Dated June 20, 2008		10-K	12/31/08	10.18	12/23/09

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.19	Employment Agreement – Barry Schwartz – Dated August 24, 2008		10-K	12/31/08	10.19	12/23/09

10.20	Employment Agreement – Lisa Bershan – Dated August 24, 2008		10-K	12/31/08	10.20	12/23/09

10.21	Warrant Agreement – Barry Schwartz – Dated August 24, 2008		10-K	12/31/08	10.21	12/23/09

10.22	Warrant Agreement – Lisa Bershan – Dated August 24, 2008		10-K	12/31/08	10.22	12/23/09

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN PET COMPANY, INC.

Date: March 30, 2010	By:	/S/ BARRY SCHWARTZ
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/S/ BARRY SCHWARTZ Barry Schwartz	Chairman of the Board, Chief Executive Officer	March 30, 2010

/S/ LISA BERHSAN Lisa Bershan	President, Director	March 30, 2010

ALL AMERICAN PET COMPANY, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2009

PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEET	F-2

STATEMENT OF OPERATIONS	F-3

STATEMENT OF SHAREHOLDERS’ DEFICIT	F-4 – F-5

STATEMENT OF CASH FLOWS	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 – F-26

R.R. Hawkins & Associates International, a Professional Service Corporation

DOMESTIC & INTERNATIONAL BUSINESS CONSULTING

A superior method to building big business…”

To the board of Directors and Shareholders
All American Pet Company, Inc.
Los Angeles, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of All American Pet Company, Inc. as of December 31, 2009 and 2008, and the related statements of operations and cash flows for the years ending December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American Pet Company, Inc. as of December 31, 2009 and 2008, the results of operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ R.R. Hawkins & Associates
March 30, 2010
Los Angeles, CA

5777 W. Century Blvd., Suite No. 1500
Los Angeles, CA 90045
T: 310.553.5707  F: 310.553.5337
www.rrhawkins.com

ALL AMERICAN PET COMPANY, INC.
BALANCE SHEETS
For the Years Ended December 31, 2009 and December 31, 2008

	2009	2008
ASSETS
Current Assets:
Cash	$948	$-
Inventory Assets	730	-
Total Current Assets	1,678	-
Computer Equipment, net	4,510	-
Other Assets	26,000	26,000
TOTAL ASSETS	$32,188	$26,000
LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities:
Book overdraft	$-	$9,603
Accounts Payable	1,584,952	1,615,618
Current Portion Contest Prize	16,500	-
Accrued Officers Salaries- Net of Advance	163,677	125,000
Advances from officers	-	22,323
Accrued payroll	-	79,643
Accrued payroll taxes	382,881	374,302
Net Present Value Contest Prize Obligation	336,500	-
Notes payable - others	288,800	781,800
Note payable - officer	10,538	10,038
Accrued Interest	244,562	315,524
Dividends Payable	-	135,600
Total Current Liabilities	3,028,410	3,469,451
COMMITMENTS AND CONTINGENCIES
Shareholders’ Deficit
Series A Preferred shares, 56,500 shares issued and
outstanding 8% cumulative dividend redeemable
by the Company at $10 per share plus one
share of Common stock and any unpaid
dividends	--	565,000
Common Shares
Authorized 250,000,000
Issued and outstanding December 31, 2009
(95,551,926) and December 31, 2008
(45,914,216)
To be issued December 31, 2009 (472,084)
and December 31, 2008 (4,985,940)	96,024	50,900
Additional Paid In Capital	8,329,903	5,300,259
Less Common Stock Subscription Receivable	(70,000)
Accumulated Deficit	(11,352,148)	(9,359,611)
Total Shareholders' Deficit	(2,996,222)	(3,443,451)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$32,188	$26,000

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2009 and December 31, 2008

	2009	2008
REVENUE:
Reversal of Slotting Fees	$-	$(174,884)
GROSS PROFIT	0	174,884

OPERATING EXPENSES
Sales and Marketing	887,028	188,052
General and administrative	1,021,462	1,334,627
Other	250	345

TOTAL OPERATING EXPENSES	1,908,740	1,523,024

LOSS FROM OPERATIONS	(1,908,740)	(1,348,140)

OTHER (INCOME) EXPENSES:
Loss from abandonment of assets	0	14,923
Interest Expense	83,027	171,032
Other Income	(30)	0

TOTAL OTHER (INCOME) EXPENSE	82,997	185,955

LOSS BEFORE INCOME TAXES	(1,991,737)	(1,534,095)

PROVISION FOR INCOME TAXES	800	800

NET LOSS FROM OPERATIONS	(1,992,537)	(1,534,895)

PREFERRED STOCK DIVIDEND	0	45,200

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,992,537)	$(1,580,095)

NET LOSS PER COMMON SHARE	$(0.032)	$(0.047)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	62,459,415	33,315,172

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Years Ended December 31, 2009 and December 31, 2008

	COMMON SHARES	COMMON SHARES - TO BE ISSUED	COMMON SHARES AMOUNT	COMMON SHARES TO BE ISSUED AMOUNT	WARRANTS	WARRANTS AMOUNT	SERIES A PREFERRED SHARES	SERIES A PREFERRED AMOUNT	ADDITIONAL PAID-IN CAPITAL	(ACCUMULATED DEFICIT)	TOTAL SHAREHOLDERS' (DEFICIT)
BALANCE AT
December 31, 2007	18,913,260	2,290,000	$ 18,913	$ 2,290	3,437,031	$ 270,427	56,500	$ 565,000	$ 3,815,980	$ (7,779,516)	$ (3,377,333)

Stock issued to employees	750,000	--	750	--	--	--	--	--	44,250	--	45,000

Stock issued to consultants for website expenses	1,012,000	--	1,012	--	--	--	--	--	59,708	--	60,720

Stock issued to vendor for facilities rental	150,000		150	--	--	--	--	--	8,850	--	9,000

Stock issued to vendor for advertising	700,000	--	700	--	--	--	--	--	41,300	--	42,000

Stock issued to professionals for financing expense	1,702,000	--	1,702	--	--	--	--	--	100,418	--	102,120

Stock issued to professional firms for services rendered	2,160,000	--	2,160	--	--	--	--	--	127,440	--	129,600

Stock issued to executive officers- signing bonus	4,750,000		4,750						280,250		285,000

Warrants issued to officers	--	--	--	--	5,000,000	237,500	--	--	237,500	--	237,500

Conversion of Accrued Officers Salaries	15,776,956		15,778						367,084		382,862

Stock to be issued through private placement		2,695,940		2,696	--	--	--	--	217,479	--	220,175

Series A Preferred Stock Dividends	--	--	--	--	--	--	--	--	--	(45,200)	(45,200)

Net loss	--	--	--	--	--	--	--	--	--	(1,534,895)	(1,534,895)

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIT (CONTINUED)
For the Years Ended December 31, 2009 and December 31, 2008

	COMMON SHARES	COMMON SHARES - TO BE ISSUED	COMMON SHARES AMOUNT	COMMON SHARES TO BE ISSUED AMOUNT	WARRANTS	WARRANTS AMOUNT	SERIES A PREFERRED SHARES	SERIES A PREFERRED AMOUNT	ADDITIONAL PAID-IN CAPITAL	(ACCUMULATED DEFICIT)	TOTAL SHAREHOLDERS' (DEFICIT)
BALANCE AT
December 31, 2008	45,914,216	4,985,940	45,915	4,986	8,437,031	507,927	56,500	565,000	5,300,259	(9,359,611)	(3,443,451)

Series A Preferred Stock Conversions	5,025,000		5,025				(56,500)	$ (565,000)	695,575		135,600

Conversion of note payable- unrelated party	9,955,590		9,956						663,380		673,336

Stock issued through private placement	19,800,114		19,799						1,060,443		1,080,242

Common stock subscription receivable									(70,000)		(70,000)

Stock issued for to be issued through private placement	4,513,856	(4,513,856)	4,515	(4,515)					0		0

Stock issued for employee bonus	50,000		50						2,950		3,000

Stock issued for consulting fee to various vendors	10,293,150		10,293						607,295		617,588

Warrants issued through private placement	--	--	--	--	1,800,000	144,000	--	--	(144,000)	--	0

Net loss	--	--	--	--	--	--	--	--	--	(1,992,537)	(1,992,537)
BALANCE AT
December 31, 2009	95,551,926	472,084	$ 95,553	$ 471	10,237,031	$ 651,927	-	-	$ 8,115,902	$ (11,352,148)	$ (2,996,222)

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2009 and December 31, 2008
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(1,992,537)	(1,534,895)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	410	5,194
Loss on abandonment of assets	-	14,923
Common shares for payment to professionals, employee and vendor	617,588	388,440
Shares Issued (Senior Management Signing Bonus)	-	285,000
Shares Issued (Employee Bonus)	3,000	-
Warrants Issued to Officers	-	237,500
(Increase) decrease in:
Other assets	(730)	(9,965)
Increase (decrease) in:
Accounts payable	(30,666)	110,972
Accrued officer salaries- net of $261,333 advances	38,677	300,001
Accrued payroll	(79,643)	(45,000)
Accrued payroll taxes	8,579	31,760
Accrued slotting fees	-	(181,403)
Accrued interest	81,874	155,383
Other current liabilities	353,000	-
NET CASH PROVIDED (USED) IN OPERATING ACTIVITES:	(1,000,448)	(242,090)

CASH FLOWS FROM FINANCING ACTIVITES:
Book overdraft	(9,603)	4,991
Proceed from sale of common shares	1,010,242	220,175
Proceeds from notes payable - others	48,991	6,800
Repayments for notes payable - others	(21,491)	(1,138)
Proceeds from notes payable - officer	500	-
Advances to (from) officers	(22,323)	11,262
NET CASH PROVIDED BY FINANCING ACTIVITIES:	$1,006,316	$242,090

CASH FLOW (USED) FROM INVESTMENTS:
Purchases - equipment	(4,920)	-
NET CASH FLOW (USED) BY INVESTMENTS:	(4,920)	-

Increase (decrease) in cash and cash equivalents	$948	$(0)
Cash at beginning of year	$-	$-
CASH AT END OF YEAR	$948	$(0)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	-	-
Income Taxes	-	-

NON-CASH FINANCING ACTIVITES:
Shares issued to employees	$50	$750
Shares issued to vendors in settlement of balance owed	$10,293	$850
Shares issued to consultants for website expense	$-	$1,012
Shares issued to professionals for services rendered	$-	$2,160
Dividends payable on Series A preferred shares reversed	$(135,600)	$45,200
Shares issued to executive officers	$-	$4,750

The accompanying notes are an integral part of these statements.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Basis of Presentation

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,992,537 and a cash flow (used) from operations of $(1,000,448) for the year ended December 31, 2009, and had a working capital deficit of $3,026,732 and shareholders’ deficit of $2,996,222 as of December 31, 2009. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

Advertising Costs
Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expenses were $58,791 and $42,045 during the years ended December 31, 2009 and December 31, 2008.

Normal Spoils Costs
Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold.  The company booked no expenses for spoils during the years ended December 31, 2009 and December 31, 2008.

Research and Development Costs
Research and development costs are expensed as incurred.

Distribution of Free Products
In order to generate interest in the Company’s dog food products, the Company sends free products (sample products) to investors, prospective buyers and consumers. The costs related to these samples are expensed as sales and marketing expenses. During the years ended December 31, 2009 and December 31, 2008, the Company incurred no expenses related to samples.

Net Loss Attributable to Common Shareholders
Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  There was a weighted average number of common stock shares outstanding of 62,459,415 at December 31, 2009 and 33,315,172 at December 31, 2008. Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of 10,709,115 and 13,422,971 for the years ended December 31, 2009 and 2008, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive. The common equivalent shares are a result of warrants issued for convertible debt.

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

References to the “ASC”, "FASB", "SFAS" and "SAB" herein refer to the “Accounting Standard Codification”, "Financial Accounting Standards Board", "Statement of Financial Accounting Standards", and the "SEC Staff Accounting Bulletin", respectively.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

In May 2009, the FASB issued new guidance on subsequent events.  The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature.  The standard was effective prospectively for interim and annual periods ending after June 15, 2009.  In February 2010, the FASB issued new guidance that amended certain recognition and disclosure requirements for subsequent events.  The guidance changed the requirement for public companies to report the date through which subsequent events were reviewed.  This guidance was effective at issuance.  The implementation of the standard and new guidance did not have a material impact on our consolidated financial position and results of operations.

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

3. MACHINERY AND EQUIPMENT

Detail of machinery and equipment at December 31, 2009 and 2008 is as follows:

	2009	2008

Computer equipment and software	$27,094	$22,174
Accumulated depreciation	(22,584)	(22,174)
	$4,510	$-0-

Depreciation expense for the years ended December 31, 2009 and 2008 was $410 and $0.00.

4. OTHER ASSETS

Other assets include the following at December 31, 2009 and 2008:

	2009	2008

Deposits	$26,000	$-0-
	$26,000	$-0-

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has not provided for any possible penalty assessments.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes due at December 31, 2009 and 2008 totaled $382,881 and $374,302.

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at December 30, 2009 and 2008:

	2009	2008

Interest payable	$243,762	$314,728
State taxes	800	800
	$244,562	$315,528

7. COMMITMENTS

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

Rent expense for the nine months ended December 31, 2009 and 2008 amounts to $112,439 and $71,070.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

8. NOTES PAYABLE - OTHERS AND NOTE PAYABLE – OFFICER

At December 31, 2009 and December 31, 2008, outstanding debt consisted of the following:

		2009	2008
	Note payable non related parties
(a)	Note payable – In Default
	Accrued at 10% and due on demand	$204,500	$204,500
(a)	Note payable to others, interest at 15%
	per annum. Interest and principal due on demand	54,300	557,300
(a)	Convertible note payable, interest at 6%, due
	on March 14 and March 28, 2007	-0-	20,000
(a)	Note Payable – Fishman, interest $500 per month, due January 3, 2010	30,000	-0-
	Total notes payable non related parties	288,800	781,800
(b)	Notes payable officer, interest at 15%
	per annum. Interest and principal due on demand	10,538	10,038

	Total notes payable	$299,338	$791,838

(a)	Notes Payable – others
Note Payable – Fishman, dated November 3, 2009, amount of $30,000, due January 3, 2010, interest $500 per month, additional consideration 400,000 shares of common stock.
Failure to Pay Principal.  If the Company fails to pay principal when due and such failure continues for a period of Five (5) days after the end of the grace period, the principal must be paid on/or before the expiration of the Five (5) days grace period.  The Holder will get $500.00 every 30 days as additional interest and 100,000 shares of additional Common Stock as a penalty.  All will be due and payable along with all principal and interest owing on note as per its terms.

On April 27, 2004, the Company entered into a note payable agreement with an individual to borrow $150,000 at 10% interest per annum. The note was payable on April 27, 2005. As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note. The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term. The Company paid $1,000 of interest during the note term and on April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees. The additional fees were also accrued as interest expense using the effective interest method. The Company made payments aggregating $18,000 during the new term and on September 30, 2005 became in default of this obligation. All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation of $232,000 at December 31, 2005. Accrued interest in the amount of $70,091 is included in interest payable at December 31, 2009 and 2008.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

On October 25, 2005, the Company entered into a note with a relative of a shareholder in the amount of $50,000. The note accrues interest at 20% per annum and is due in a lump sum of principal and accrued interest on maturity. The original due date of this note was April 26, 2006, which was subsequently extended for 60 days until June 26, 2006. On June 26, 2006, this note was extended again for an additional 18 months until December 26, 2007.  On September 28, 2007, the Company converted $20,000 of the principal balance into 133,333 shares of common stock. On October 28, 2007, the company converted the remaining principal balance of $30,000 and $19,778 of accrued interest into 311,113 shares of common stock (Note 10). On May 28, 2008, the Company entered into a note with this individual in the amount of $6,800. During the year 2009, the Company made a payment of $2,500. This note accrues interest at 12% interest per annum and is due in a lump sum of principal and accrued interest on maturity at January 30, 2010.

During the fourth quarter of 2006, the Company entered into loans arranged by a shareholder in the aggregate amount of $400,000. The loans accrued interest at 15% per annum and are due on demand. This loan was converted into 9,041,667 common shares on March 31, 2009.

On December 26, 2005 the Company borrowed funds of $25,000 from two individuals who became investors in 2007 by converting the notes to Common stock at $0.50 per share. As a result, $25,000 in short-term notes payable at December 31, 2005 was reclassed to short-term notes payable. The loans accrued interest at 15% per annum.

On January 24, 2007, the Company entered into a related party loan with a shareholder in the amount of $10,000. The loan accrues interest at 15% per annum and was due on January 23, 2008. The Company converted this loan into 229,444 shares of common stock including accrued interest of $3,767 on May 31, 2009.

During August and September of 2007, $100,000 was received from unrelated parties as loans with 0% interest and due on demand.  The unrelated parties became investors in June 11, 2009 when the loans were converted to 400,000 shares of common stock.

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals and $1,138 from an unrelated company to fund current operations. The notes were due on October 13, 2007 with accrued interest at 15% per annum. The Company made payments of $2,000 and $1,138 to the unrelated individuals and unrelated company during the years ended December 31, 2006 and 2008. One note of $10,500 was converted into 284,479 common shares including accrued interest of $6,569 on May 31, 2009. The Company is now in default on the obligation to the unrelated individuals totaled $50,000. Accrued interest in the amount of $21,878 and $18,139 is included in interest payable at December 31, 2009 and 2008.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

On September 15, 2005, the Company commenced a private placement offering of convertible notes to raise up to $500,000. Pursuant to this offering, on each of September 15 and September 29, 2005, the Company issued a convertible debenture for $10,000.  The September 15 debenture was due on March 15, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually the notes are currently in arrears on December 31, 2005, December 31, 2006 and March 15, 2007. The September 29 debenture was due on March 28, 2007, and accrued interest at an annual rate of six percent, with the interest to be due and payable annually arrears on December 31, 2005, December 31, 2006 and March 28, 2007 (the note is currently in arrears).  Each note holder has the option at any time to convert the principal amount of each note into shares of common stock at a conversion price at $0.65 per share. In addition, the conversion price is subject to adjustment in the event the Company issues additional shares of common stock for less than $0.65 per share.  In connection with the issuance of each note, each note holder received a warrant to purchase 7,692 shares of common stock at an exercise price of $1.00 per share. These notes were converted into 333,334 common shares in 2009.

(b) Note Payable - Officer
On August 29, 2006, the Company entered into a related party note with an officer/shareholder in the amount of $25,000. The note accrues interest at 15% per annum and is due on demand. The Company made payments of $10,000 during the year ended December 31, 2006 and payments of $4,962 during the year ended December 31, 2007. The officer loaned the company $500 in May, 2009 bringing the note balance up to $10,538. Accrued interest in the amount of $5,248 and $4,478 is included in interest payable at December 31, 2009 and 2008.

9. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008 the Chief Executive Officer and Director Barry Schwartz and its President and Director Lisa Bershan (“Related Parties”) paid costs and or expenses on behalf of the Company of $22,323. During the year ended December 31, 2009 the Related Parties received $261,323 from the Company. The related parties offset the advances of $261,323 against their accrued officers salaries.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

10. INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  Deferred income tax assets relate to net operating loss carry forwards incurred while the Company filed tax returns as a Subchapter S Corporation under the Internal Revenue Code of 1986 and are not considered material. A Subchapter S Corporation’s operating results pass through to shareholders, therefore no deferred tax accounting was appropriate when the Company had this structure. Effective January 11, 2006, the Company no longer qualified as a Subchapter S Corporation when a second class of stock was created. All operating loss carry forwards prior to January 11, 2006 are not available to offset future taxable earnings of the Company. There is no provision for federal income taxes because the Company has incurred operating losses. The Company has recorded a state income tax provision of $800, which represents the minimum Franchise Tax Fee in the State of California. The minimum Franchise Tax Fee cannot be offset with loss carry forwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate $2,638,000 valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The loss carry forwards will begin to expire in 2026 for federal income tax and 2012 for state income tax.

The significant components of the Company’s deferred tax assets are as follows:

Deferred Tax Assets as of December 31, 2009

	Federal	State
Net operating loss:
Year End 2007	$2,989,837	$2,989,037
Year End 2008	1,534,894	1,534,094
Year End 2009	1,992,537	1,991,737
Total Loss Carry forward	$6,517,268	$6,514,868

Tax rate	34.00%	8.84%
Tax provision	$2,215,871	$575,914
Valuation Allowances	2,215,871	575,914
	$-0-	$-0-

11. SHAREHOLDERS’ DEFICIT

Capital Stock
All American Pet Company, Inc. was formed under Maryland law on January 4, 2006 with 50,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. On January 27, 2006, All-American Pet Company Inc., A New York corporation, merged with and into All American Pet Company, Inc., a Maryland corporation.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Private Placement of Common Shares
During the year ended December 31, 2008, the Company raised $220,175 from private placements of Common shares to be issued totaling 2,695,997. During the year ended December 31, 2009 the company raised $1,010,242 (net of $70,000 subscription receivables) from private placement sale of  19,800,114 common shares.

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

The Series A Preferred Stock is entitled to cumulative dividends of 8% per annum and is payable on March 1st of each year beginning in 2006. Once issued, the Company will have the right, by agreement, to redeem the outstanding shares of Series A Preferred Stock at their liquidation value at anytime.  For each share of Series A Preferred Stock that is redeemed, the holder also shall receive one share of the Company’s common stock in addition to the liquidation value.  $135,600 is included in dividend payable at December 31, 2008 in the accompanying balance sheet. The liquidation preference, which includes the unpaid dividends, is valued at $800,000 and $800,000 at December 31, 2009 and 2008 respectively.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Conversion of Notes Payable to Common Shares
During the period ended December 31, 2009 the holders of $520,500 in notes with accrued interest of $152,836 converted the notes and accrued interest to 9,955,590 common shares.

Increase in Authorized Common Shares
On October 13, 2009, the Company held a shareholders’ meeting and the shareholders voted to increase the authorization of common shares from 50,000,000 shares to 250,000,000 shares.

Warrants Issued with Shares of Common Stock

The Company raised $360,000 in 2009 from the sale of 6,000,000 shares of Common Stock. As a result, the Company issued warrants for 1,800,000 shares at an exercise price of $0.10 per share. A Black Scholes calculation determined the value of the warrants was $144,000 at December 31, 2009. The Black Scholes calculation takes into consideration the following assumptions: 1,800,000 as number of shares, a stock price of $0.08, an exercise price of $0.10, a two year term, volatility rate of 106%, discount rate of .01%, immediate vesting period..

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

Pursuant to the August 24, 2008 Employment Agreement, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,500,000 warrants each at an exercise price of $0.17 per share as bonus.  A Black Scholes calculation determined the value of the warrants was $118,750 of bonus to each officer.  The Black Scholes calculation takes into consideration the following assumptions:  5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, a ten year term, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a term of ten years. During the year ended December 31, 2009 the company received $1,080,243 from the sale of 19,800,114 shares of common stock to be issued.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the period ended December 31, 2009 and 2008 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share

Outstanding at December 31, 2007	3,437,031	$0.15

Granted August 2008	5,000,000	$0.17
Outstanding December 31, 2008	8,437,031

Granted December 2009	1,800,000	$0.10

Outstanding at December 31, 2009	10,237,031	$0.16

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2009 is from four to ten years.

Common Shares to Employees and Contested Employee Claims

In March 2008, the Company issued 750,000 shares of Common shares valued $45,000 to an employee for payment of salaries.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

The following was affected:

For Barry Schwartz, his accrued salary was exchanged for 8,843,584 shares of Common stock.  For Lisa Bershan, her accrued salary was exchanged for 6,933,372 shares of Common stock.

During the year ended December 31, 2009, the following common stocks were issued:

	Number of Shares	Net Amount

Conversion of Preferred Stock	5,025,000	$135,600
Conversion of Note Payable	9,955,590	$673,336
Stock issued through Private Placement	24,313,970	$1,080,242
Stock issued for Consulting Services	10,293,150	$617,588
Stock issued for Employee Bonus	50,000	$3,000

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

There are four former employees salary claims filed with California Labor Department in the aggregate amount of $59,000, including salaries and other costs that were not compensated by issuance of shares.

14. CUTEST DOG COMPETITION

In May 2009, the Company finalized plans to host a nationwide viral marketing contest known as the “Cutest Dog Competition”. The contest started on August 1, 2009, allowing every dog owner in America to have the opportunity to submit a picture of their dog. The Company announced the winner of the “Cutest Dog Competition” on its website as well as at a major venue on Thanksgiving Day. Prizes were distributed for regional winners, and three top regional winners of a $5,000 prize each, qualified as finalists for the final event.  Regional winners from all over the country then competed for the title of the “Cutest Dog Competition” and that winner was awarded the $1 million prize. On November 2009, the winner was announced.

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount $663,500 is being amortized over 30 years with an annual cash payment of $33,333.