Form 10-Q
period 2010-03-31
ALL AMERICAN PET COMPANY, INC.
filed 2010-05-25
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes  ☐     No  ☒

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of May 21, 2010, the Registrant had outstanding 122,850,888 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 8,437,031 shares of Common Stock.

ALL AMERICAN PET COMPANY, INC.
FOR THE THREE MONTHS ENDED
March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$353	$948
Prepaid expenses	500	-
Inventory	16,461	730
Total current assets	17,314	1,678
Machinery and equipment , net	20,417	4,510
Other assets	31,300	26,000
TOTAL ASSETS	$69,031	$32,188
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$27,339	$-
Accounts payable	1,609,389	1,584,951
Accounts payable due to related party	30,000	-
Current portion contest prize	33,333	16,500
Accrued officers salaries	188,543	163,677
Accrued payroll taxes	387,064	382,881
Notes payable - others	254,500	284,500
Note payable - related parties	14,838	14,838
Accrued interest	251,797	244,562
Total current liabilities	2,796,803	2,691,909
Net present value contest prize obligation	308,421	336,500
TOTAL LIABILITIES	3,105,224	3,028,409
COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common shares
Authorized 250,000,000
Issued and outstanding March 31, 2010
(105,440,498) and December 31, 2009
(95,551,926)	110,478	96,024
Additional paid in capital	9,719,713	8,329,903
Common stock subscription receivable	-	(70,000)
Accumulated deficit	(12,866,384)	(11,352,148)
Total stockholders' deficit	(3,036,193)	(2,996,221)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$69,031	$32,188

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and March 31, 2009 (Unaudited)

	March 31, 2010	March 31, 2009

REVENUE	$-	$-

OPERATING EXPENSES
Sales and marketing	102,271	(12,803)
Consulting services	1,119,010	0
General and administrative	285,572	86,332
TOTAL OPERATING EXPENSES	1,506,853	73,529

LOSS FROM OPERATIONS	(1,506,853)	(73,529)

OTHER INCOME/EXPENSES:
Gain on forgiveness of debt	7,330	-
Interest expense	(13,913)	9,926
TOTAL OTHER INCOME/EXPENSES	(6,583)	9,926

LOSS BEFORE INCOME TAXES	(1,513,436)	(83,455)

PROVISION FOR INCOME TAXES	(800)	(800)

NET LOSS	$(1,514,236)	$(84,255)

NET LOSS PER COMMON SHARE	$(0.016)	$(0.002)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC)	97,546,341	47,298,846

See Accompanying Notes to Consolidated Financial Statements

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED  STATEMENTS OF CASH FLOWS
For the Three Months Ended March 30, 2010 and March 31, 2009 (Unaudited).

	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,514,236)	$(84,255)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	246	-
Common shares issued for services	1,107,989	-
(Increase) decrease in:
Accrued interest receivable	-	(11,585)
Other assets	(21,031)	-
Increase (decrease) in:
Accounts payable	24,438	(41,135)
Accounts payable related party	30,000	-
Accrued officer/consulting salaries	24,866	75,000
Prepaid expenses	(500)	(6,068)
Accrued payroll taxes	4,182	-
Accrued interest	7,235	22,310
Other current liabilities	(11,245)	-
NET CASH USED IN OPERATING ACTIVITIES:	(348,056)	(45,733)

CASH FLOW (USED) FROM INVESTING ACTIVITIES:
Purchases - equipment	(16,153)	-
NET CASH FLOW USED BY INVESTING ACTIVITIES:	(16,153)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	27,339	(9,603)
Proceeds from sale of common shares	366,275	43,320
Proceeds from notes payable - others	-	17,191
Repayment of notes payable - others	(30,000)	(3,691)
NET CASH PROVIDED BY FINANCING ACTIVITIES:	363,614	47,217

Increase (decrease) in cash and cash equivalents	(595)	1,484
Cash at beginning of period	948	-
CASH AT END OF PERIOD	$353	$1,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Shares issued to vendors in settlement of balance owed	$1,107,989	$-
Dividends payable on Series A preferred shares reversed	$-	$(135,600)
See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

All-American Pet Company, Inc. produces healthy products for dogs, with the core product being super premium dog food. We produce, market and sell our super-premium dog food under the brand names Grrrnola™ Natural Dog Food, BowWow Breakfast Cereal™, and a full line of super premium dog nutritional bars that are portable, convenient and healthy.

All-American Pet Company, Inc. was incorporated in New York in 2003 as a Subchapter S Corporation under the Internal Revenue Code of 1986.  On January 27, 2006, All-American Pet Company Inc., a New York corporation, merged with and into All American Pet Company, Inc., a Maryland corporation.  Prior to the merger, the Company amended the shareholder agreements to accommodate new investors.  In addition, two of the four shareholders at December 31, 2005 converted their common shares into Series A preferred shares (see Note 11).  In March 2009, the preferred shares were converted into 5,025,000 shares of common shares.

In January 2008, All American PetCo Inc. a Nevada corporation was formed as a 100% owned subsidiary and became the administrative operating subsidiary. In April 2009 two additional 100% owned subsidiaries were formed; All American Pet Brands Inc. a Nevada corporation, which will become the sales and manufacturing entity and Bow Wow Million, Inc. a Nevada corporation, which is the company’s contest entity.

Unless the context otherwise requires, references in these financial statements to the “Company” refer to All American Pet Company, Inc., a Maryland corporation and its subsidiaries, and its predecessor, All-American Pet Company Inc., a New York corporation. All financial statements give effect to this reincorporation as if it occurred at the beginning of the period.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial positions, results of operations and cash flows for the interim periods presented have been included. These financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,514,236 and a cash flow used by operations of $348,056 for the three months ended March 31, 2010, and had a working capital deficit of $2,779,489 and shareholders’ deficit of $3,036,193 as of March 31, 2010. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis.

The Company is dependent upon outside financing to continue operations. It is management’s plans to raise necessary funds via a private placement of its common stock to satisfy the capital requirements of the Company’s business plan.  There is no assurance that the Company will be able to obtain the necessary funds through continuing equity and debt invest to have sufficient operating capital to support a level of operations to obtain a level of cash flow to sustain  continuing operations. If the Company is successful in raising the necessary funds, there is no assurance that the Company will successfully implement its business plan. The Company’s continuation as a going concern is dependent on the Company’s ability to raise additional funds through a private placement of its common stock or debt sufficient to meet its obligations on a timely basis and ultimately to attain profitable operations.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Machinery, Equipment and Leasehold Improvements
Machinery and equipment are stated at cost. Significant improvements are capitalized and maintenance and repairs are expensed. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  Machinery and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance ASC Topic 360.  The Company evaluates recoverability of property, plant and equipment to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Estimated useful lives are as follows:
Computer equipment 3 - 5 years

Revenue Recognition, Sales Incentives and Slotting Fees
Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers.  The Company’s revenue arrangements with its customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts.  These costs are typically referred to collectively as “trade spending”. Pursuant to ASC Topic 605, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months we expense the slotting fee at the time orders are first shipped to customers.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs
Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expenses were $30,000 and $0 during the three months ended March 31, 2010 and March 31, 2009, respectively.

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

Net Loss Attributable to Common Shareholders
Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  The weighted average number of common shares outstanding of 97,546,341 at March 31, 2010 and 47,298,846 at March 31, 2009. Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of 10,237,031 and 8,437,031  for the three months ended March 31, 2010 and 2009, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for obligations and instruments potentially settled in the Company’s common stock
In connection with any obligations and instruments potentially to be settled in the Company’s stock, the Company accounts for the instruments in accordance with ASC Topic 815.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s stock.

Under ASC Topic 815, contracts are initially classified as equity or as either assets or liabilities, depending on the situation.  All contracts are initially measured at fair value and subsequently accounted for based on the then current classification.  Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity.  For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities.  If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

Derivative instruments
In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument.  The Company accounts for derivative instruments under the provisions of ASC Topic 815.

Income taxes
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

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentations. These changes have been made in order to more clearly reflect details that confirm with the current operations in each of the subsidiaries, as they began to be utilized in the current period. These reclassifications had no effect on previously reported results of operations or retained earnings.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation
The consolidated financial statements include the accounts of All American Pet Company, Inc. (a Maryland corporation), and its wholly-owned subsidiaries All American Pet Company (a New York corporation), All American Pet Brands, Inc. (a Nevada corporation) and Bow Wow Million, Inc. (a Nevada corporation).  All significant inter-company balances and transactions have been eliminated.  All American Pet Company, Inc. (a Maryland corporation), All American Pet Company (a New York corporation), All American Pet Brands, Inc. (a Nevada corporation) and Bow Wow Million, Inc. (a Nevada corporation) will be collectively referred herein to as the “Company”.

2. RECENT ACCOUNTING PRONOUNCEMENTS

References to the “ASC”, "FASB", "SFAS" and "SAB" herein refer to the “Accounting Standard Codification”, "Financial Accounting Standards Board", "Statement of Financial Accounting Standards", and the "SEC Staff Accounting Bulletin", respectively.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  As a result of the amendments in this Update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments in this Update do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40 Receivables-Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applied to both base and progressive jackpots.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances than under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

3. MACHINERY AND EQUIPMENT

Detail of machinery and equipment at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009

Computer equipment and software	$27,094	$27,094
Warehouse	16,153	-0-
Total	43,247	27,094
Accumulated depreciation	(22,830)	(22,584)
	$20,417	$4,510

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended March 31, 2010 and 2009 was $246 and $0, respectively.

4. OTHER ASSETS

Other assets include the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Deposits	$31,300	$26,000
	$31,300	$26,000

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has provided an estimate for any possible penalty assessments and interest.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes due at March 31, 2010 and December 31, 2009 totaled $387,064 and $382,881, respectively.

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Interest payable	$251,797	$243,762
State taxes	-0-	800
	$251,797	$244,562

7. COMMITMENTS

Operating Lease
Commencing August 1, 2008, the Company entered into a lease for its corporate offices. The lease required a security deposit of $26,000.  Aggregate minimum annual rental commitments under the non-cancelable lease are:

Years ended December 31
2009	$ 78,894
2010	81,972
2011	56,008

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for the three months ended March 31, 2010 and March 31, 2009 amounts to $20,238 and $22,500, respectively.

8. NOTES PAYABLE - OTHERS AND NOTE PAYABLE – RELATED PARTY

At March 31, 2010 and December 31, 2009, outstanding debt consisted of the following:

		March 31, 2010	December 31, 2009
(a)	Note payable – In Default
	Accrued at 10% and due on demand	$204,500	$204,500
(a)	Note payable to others, interest at 15% per annum. Interest and principal due on demand	50,000	50,000
(a)	Note Payable	-0-	30,000
	Total notes payable non related parties	254,500	284,500

	Notes payable Related Parties
(b)	Notes payable - officer, interest at 15%
	per annum. Interest and principal due on demand	10,538	10,538
(b)	Notes payable - related parties other, interest at 12% per annum. Interest and principal due on demand	4,300	4,300
	Total notes payable related parties	14,838	14,838

	Total notes payable	$269,338	$299,338

(a)	Notes Payable – others

On April 27, 2004, the Company entered into a unsecured note payable agreement with an individual to borrow $150,000 at 10% interest per annum.  The note was payable on April 27, 2005. As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note.  The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term.  The Company paid $5,000 of interest during the note term and on April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees.  The additional fees were also accrued as interest expense using the effective interest method. The Company made payments aggregating $10,000 during the new term and on September 30, 2005 became in default of this obligation.  All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation of $232,000 at December 31, 2005.  The Company paid $12,500 on the principle note during 2006 and $15,000 on the principle note during 2007.  As of December 31, 2009 and March 31, 2010 the total unpaid principal obligation was $204,500.  The Company has paid no addition principle or interest payments during 2008, 2009 and March 31, 2010.  Accrued interest payable at March 31, 2010 and December 31, 2009 is $85,330 and $80,287, respectively.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals and $1,138 from an unrelated company to fund current operations. The notes were due on October 13, 2007 with accrued interest at 15% per annum. The Company made payments of $2,000 and $1,138 to the unrelated individuals and unrelated company during the years ended December 31, 2006 and 2008. One note of $10,500 was converted into 284,479 common shares including accrued interest of $6,569 on May 31, 2009. The Company is now in default on the obligation to the unrelated individuals totaled $50,000. Accrued interest in the amount of $23,728 and $21,878 is included in interest payable at March 31, 2010 and December 31, 2009, respectively.

The unsecured Note dated November 3, 2009, in the amount of $30,000, was due January 3, 2010, with interest accrued at $500 per month, additional consideration of 400,000 shares of common stock being paid.  This note was paid in full on March 9, 2010. If the Company failed to pay principal when due and such failure continues for a period of Five (5) days after the end of the grace period, the principal must be paid on/or before the expiration of the Five (5) days grace period.  The Holder will get $500.00 every 30 days as additional interest and 100,000 shares of additional Common Stock as a penalty.  All will be due and payable along with all principal and interest owing on note as per its terms.  The Note Payable was repaid by two payments: one on February 3, 2010 for $15,000 and the last payment on March 8, 2010 for $16,500 which included $1,500 of interest. As of March 31, 2010 the total shares of 500,000 referenced above have been issued, the value being recorded as additional interest expense.

(b) Note Payable – Related Parties

Note Payable- Officer
On August 29, 2006, the Company entered into a related party unsecured note with an officer/shareholder in the amount of $25,000. The note accrues interest at 15% per annum and is due on demand. The Company made payments of $10,000 during the year ended December 31, 2006 and payments of $4,962 during the year ended December 31, 2007. The officer loaned the company $500 in May, 2009 bringing the note balance up to $10,538. Accrued interest in the amount of $5,638 and $5,248 is included in interest payable at March 31, 2010 and December 31, 2009, respectively.

Note Payable- Other
On May 28, 2008, the Company entered into an unsecured note with an individual in the amount of $6,800. The terms of this note provided that the individual would from time to time provide funding up to $30,000. This note accrues interest at 12% interest per annum on the outstanding balance. Thee have been a number of advances and repayments of principal and interest over the life of this agreement. This note has an outstanding balance of $4,300 as of March 31, 2010.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009 the officers’ received $261,323 from the Company as advances towards accrued officers’ salaries. During the three months ended March 31, 2010 the Company advanced and additional $50,132 as payments towards accrued officers’ salaries.  As of March 31, 2010 and December 31, 2009, the balances of accrued officers salaries, totals $188,543 and $163,377, respectively.

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

Private Placement of Common Shares
During the year ended December 31, 2009 the company raised $1,010,242 (net of $70,000 subscription receivables) from private placement sale of 19,800,114 common shares. During the three months ended March 31, 2010 the company raised $366,275 (net of $70,000 subscription payable) from private placement sale of 4,937,917 common shares.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants Issued with Shares of Common Stock
The Company raised $360,000 in 2009 from the sale of 6,000,000 shares of Common Stock. As a result, the Company issued warrants for 1,800,000 shares at an exercise price of $0.10 per share. A Black Scholes calculation determined the value of the warrants was $144,000 at December 31, 2009. The Black Scholes calculation takes into consideration the following assumptions: 1,800,000 as number of shares, a stock price of $0.08, an exercise price of $0.10, a two year term, volatility rate of 106%, discount rate of .01%, and immediate vesting period.

Warrants Outstanding
A summary of the Company’s outstanding warrants and activity as of March 31, 2010 and December 31, 2009 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share

Outstanding at December 31, 2007	3,437,031	$ 0.15
Granted August 2008	5,000,000	$ 0.17
Outstanding December 31, 2008 and March 31, 2009	8,437,031

Granted December 2009	1,800,000	$ 0.10
Outstanding at December 31, 2009 and March 31, 2010	10,237,031	$ 0.16

The weighted-average remaining contractual life of the warrants outstanding at March 31, 2010 is from four to ten years.

Common Shares to Vendors and Consultants
During the three months ended March 31, 2010, the Company issued 9,516,488 shares of common stock valued at $1,098,473 to various consultants and professionals for services rendered. All shares were valued based on the market price of the shares as quoted on the primary quotation service where the shares are traded on the date of issue. Shares were issued at prices ranging from $0.06 per share to $0.12 per share.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13. CUTEST DOG COMPETITION

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

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount of $663,500 is being amortized over 30 years with an annual cash payment of $33,333.

14. SUBSEQUENT EVENTS

On April 2, 2010 the company issued 2,500,000 shares of its restricted common stock to pay finders fee for referred funding sources.

On April 5, 2010 an officer converted a note in the amount of $16,176 to 808,793 shares of restricted Common stock.

On April 7, 2010 the officers of the company negotiated to pay accrued fees to two marketing consultants with shares of restricted common stock. The Board of Directors authorized the transaction on April 7, 2010.   Accrued fees of $6,693 was converted to 334,628 shares of restricted Common stock and $59,554 in accrued fees was converted to 2,977,714 shares of restricted Common stock.

On April 8, 2009 the Board of Directors reached an agreement with certain officers of the company to convert their past due accrued salary to shares of restricted Common stock.  Lisa Bershan converted $90,645 in accrued salary to 4,532,267 shares, Victor Hollander the CFO converted $30,000 to 1,500,000 shares of Common stock, and Barry Schwartz, CEO, converted $93,400 in accrued salary to 4,669,986 shares of Common stock.

On April 14, 2010 the Company entered into a lease for equipment to be utilized in its manufacturing and distribution facility in Nebraska.  The capital lease has a bargain purchase option of $1 at the end of the three year lease.  The Company paid $26,555 as an initial payment on the lease with monthly payments of $3,480.

On April 17, 2010 the Company finalized a lease agreement for a dog food-forming machine.  The quarterly lease payment is $18,153 for a five-year lease with a purchase option of $80,709 at the end of the lease.  Within the first six months, the Company has the option to purchase the equipment for $327,270 and any lease payments received by the lessor would be applied against the price and will reduce the purchase price.  The Company is evaluating whether or not this will be recorded as a capital lease or an operating lease.

During the period from April 1, 2010 to May 21, 2010 the company received $5,220 in funds from private placement of the Company's stock at $0.06 per share and issued 87,002 shares to the investor.

On May 11, 2010 the company borrowed $40,000 in the form of a convertible note due on February 11, 2011.  The note bears interest at an 8% per annul rate and is not convertible for a period of six months from the date of the note.  The shares reserved for conversion have no registration rights and the note is convertible at the option of the holder based on a 10-day trading formula.

The company continues to be involved in former employee litigation the amount of which is approximately $260,000. See Item 1 of Part II. The final outcome of these litigation matters is still pending. On April 6, 2010 the Company settled the litigation with one of these employees who claimed to be owed $80,000 for $52,000 to be paid over a 27 month period.  The first payment was made on May 7, 2010

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces healthy products for dogs, with the core product being super premium dog food. We produce, market and sell super-premium dog food under the brand names Grrrnola™ Natural Dog Food, BowWow Breakfast Cereal™, and a full line of super premium dog nutritional bars (a full 8 ounce meal serving) in a 4 ounce bar that are portable, convenient and healthy. We believe that this new form of super premium dog food will revolutionize the industry for the dog “on the go”. They bring the convenience of a dog food without the bag and the bowl as well as the opportunity of selling the bars not only to mass merchants, supermarkets and pet centers but in drug stores and convenience stores which carry a limited range of dog food. Baby boomers and two family earners are shopping more frequently in full service drug and expanded convenience stores. Convenience of prescriptions, health and beauty with expanded food choices from a smaller conveniently located store location has sparked a proliferation of new product opportunities for new product forms for the consumers. Informed consumers know that their health and well-being of their dogs are linked, so the heart healthy Grrrnola Natural Dog Food Bar as well as the Breakfast Bars, double as a heart healthy snack as well. Just as Kellogg revolutionized the industry with their Nutra-Grain Bars for humans, creating a $3.4 billion category, the All American Branded Bars for Dogs will be the industry phenomenon in pet food. We plan on expanding these product lines with additional packaging alternatives, additional flavors and additional bars (e.g. Nutritional Bars, Energy Bars, Food Supplement Bars and Power Bars) if we are able to secure adequate funding to do so.

Based on our review of the available products in the dog food market, we believe we have also developed the first line of commercial super premium dog food specifically targeted for the morning meal.  As part of our marketing strategy, we have shaped and packaged our products similar to breakfast cereals. Bow Wow Breakfast™ Cereal provides a complete and balanced start to any dog’s day. Our premium blend of natural ingredients provides essential nutrients optimized to promote dog nutrition, health and vitality. Bow Wow Breakfast is available in three flavors and textures; Chompions,™ Chewabunga™ and Fido Flakes.™

Grrr-nola™ Natural dog food is a multi-meal every-day super premium dog food formula. Veterinary health experts recommend feeding dogs twice a day— breakfast being one of those meals—to lower the risks of obesity, diabetes, cardiac stress and minimizing bloating. It is the same natural formula as Bow Wow Breakfast Cereals without the food coloring and flavoring.

Unlike most dry dog foods, all of our dog food products have chicken as the main ingredient. All our products are made in the U.S.A., are 100% safe and Wheat Gluten Free and have never been affected by any pet food recall.

We have arrangements with non-affiliated dog food manufacturers to produce our products according to our specific instructions.  We have approached mass merchants, pet centers, supermarket chains, drug store chains, and convenience store chains to shelve and sell our products in their stores.  Through this process, we have developed an internal sales team as well as a network of food brokers with strong relationships with retail chain stores nationwide with over 75,000 stores that carry pet food and pet snack products. We have also brought in outside merchandising experts to market our products, and to increase public awareness of our products.  If our efforts to shelve our products are successful, we will enter into purchase orders with manufacturers for the delivery of specified amounts of our products, which we will in turn distribute to stores that have agreed to shelve our products.

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

Manufacturing

We currently rely on one non-affiliated dog food manufacturer, C.J Foods, Inc., which produces our dog food, and three non-affiliated packaging companies (two that produces the cartons for our products, and two of which will produce the bags for packaging our products and one that produces the wrappers for our bars). We purchase approximately 86% of the materials necessary for the production of our products from these six parties.  We purchase the other 14% of the materials necessary for the production of our dog food, which includes the master cases to house our dog food bags and boxes, as well as the pallets on which our cases of dog food are shipped, from various packaging and shipping companies.  We do not maintain supply agreements with these parties, but instead purchase products through the use of purchase orders in the ordinary course of business. During the first quarter of 2010, AAPT obtained a human food-grade forming machine through a leasing agreement with an option to purchase.  This equipment will be used to produce the “Bars” at our dog food manufacturer’s facility. We also obtained packaging equipment to wrap, carton and case pack our “Bars”. This equipment was also purchased through a lease agreement with an option to buy. In addition, we signed a warehouse lease in Nebraska City, Nebraska where we will do all of our “Bar” packaging, as well as receive, store, stage and ship all of our products.

Sales and Marketing

The wholesale price for the Company's products is $1.00 per pound, and the Company has never operated at a profit.  The lack of sales in 2009 resulted from the fact that we did not have the funds necessary to manufacture or promote any of our products in a proper manner, and we did not have any funds to pay any other costs necessary to place our products in stores where they could be sold.

Our ability to successfully market our products is essential to our business. During 2009, we did not have sufficient financial resources to support an effective marketing program, and consumers were largely unaware of our products.  In addition, because we did not have adequate financial resources to distribute marketing materials to consumers, develop internet viral marketing programs and social network programs that were available to us, we were unable to disseminate information about our products on a broad scale, and we were unable to "target-market" possible consumers.

Marketing All American Pet’s brands began in 2009 with running trade advertising to build the presence of our product line with buyers and retail merchandisers. We started building awareness for our brands in every way using every media, mostly through editorials about our product lines through Public Relations, which included TV appearances that were virally distributed.  We started promoting multi location charity events that raised funds for canine cardiac care for dogs and we have supported people with dogs who are contemplating giving up their dogs due to today’s economics of rising unemployment, rising foreclosures, higher costs of veterinary care and overflow of shelters. We started a program of “Keeping Family’s Together” which assists people and their dogs that have a need for help.  At the end of the first quarter of 2010, our products were accepted in approximately 12,000 stores, ranging from mass merchants, supermarkets and drug store chains.  To achieve our sales goals in 2010, we will need to shelve our products in approximately 15,000 stores by the end of 2010.  In order to shelve our products in stores, we will require significant additional capital to be able to pay slotting fees and to manufacture and deliver our products, which we currently do not have.  There is no assurance that we will be able to raise sufficient capital to meet our sales goals.

The Company entered into a license agreement in August 2009 that expands the company’s sales and marketing capacity. The agreement grants AAP Sales and Distribution Inc. a non-affiliated company, a non-exclusive license agreement to sell, distribute under certain conditions and with the supervision of All American Pet Company Inc. manufacture the Company’s products, which will augment our ability to cover the market place. The non-exclusive agreement allows the licensee the use of AAPT’s intellectual property and branding to manufacture and sell a specific list of AAPT’s product lines.  The agreement allows the company to leverage its properties and AAPT will receive advance payments, minimum royalties and a royalty on all sales of product by the licensee based on sales and guaranteed payments providing an attractive economic benefit to AAPT.

AAPT retains the rights to all of its formulas trade secrets and brands. The license covers AAPT’s products “Heart Healthy” Dry Dog Food, the Grrr-nola™ Natural Food Bar, 4oz bags, 4 lb. bags, 8 lb. bags, 17.6 lb. bags, and 30 lb. bags of dry dog food. In addition, the licensee has the right to use the trademarks as well as the brand names, All American Pet Brands™, Grrrnola™ Natural Dog Food, Chewabunga™ Healthy Breakfast For Dogs, Bow Wow Breakfast™ and Grrr-nola™ Multi-Grain Food Bar and others to be mutually agreed upon.  The agreement provides that AAPT receive advance payments, minimum royalties and a royalty on all sales of product by the licensee based on sales and guaranteed payments.

We are now focused on selling supermarkets, big box retailers, pet specialty stores, convenience and drug stores.  In addition, to our internal sales team, we have hired six (6) Sales Broker Organizations that cover the country with their sales teams to promote All American Pet Company Products. These Companies are compensated on receipt of purchase orders as well as reorders. This select group has been hand picked based on their experiences in the pet category, and their relationships that they have built over the years in the entire industry (Supermarket, Mass Merchant, Big Box, Drug Store, Convenience Stores, Dollar Stores and Truck Stops). The AAPT selling team along with our food broker coverage will speed the introduction of our products to more major chains and help us realize our goals of a national distribution footprint in 2010.

As discussed elsewhere in this 10Q, our marketing and promotional activities have been severely constrained due to a lack of funding.  In 2009 we entered into a marketing partnership with Disney/Pixar to promote their first joint animated 3D movie “UP”.  We placed over 150,000 samples of our products in close to one hundred theatre locations nationwide that premiered the movie. In 2010, because of the success of this promotion, we are in discussions with Disney to partner with them on future movie premieres as well as partnering discussions with Warner Brothers and Fox Studios. In the last 4 months of 2009 we created a nationwide viral marketing contest known as the “Cutest Dog Competition” in which AAPT accumulated over a quarter of a million (250,000) registered voters with more than sixty thousand (60,000) active photo entries. In the last eight weeks of the “Cutest Dog Competition”, AAPT received an average of two million five hundred thousand-page views per day with over one hundred and fifty four million (154,000,000) total page views.  In this time period this website moved into the top three thousand (3,000) most visited websites on the Internet.  The winner of the “Cutest Dog Competition was announced on our website as well as at a media event on Thanksgiving Day. Prizes were distributed for regional winners, and the top regional winners qualified for the final event.  Regional winners then competed for the title of the “Cutest Dog Competition” and the $1 million winner was announced on Thanksgiving Day. Finally, AAPT has secured advertising on the Jumbo-Tron at Times Square in NY. More than 1.2 million people daily (both tourists and New Yorkers) pass the Jumbo-Tron each day. In this 100 day promotion we anticipate over 120 million people viewing our product line.  We intend to participate in these and similar events in the future to enhance our position in an attempt to secure corporate promotional alliances and sponsorships, and to create a virtual community on the Company's website through interactive consumer participation. AAPT’s marketing department  has planned a viral marketing campaign, along with the other activities, contests, promotions to create “Buzz” and brand recognition for the company’s products.

It is important to recognize that although we have expended significant resources to market our products as described above, we will not be able to implement or utilize these opportunities and arrangements unless we obtain enough additional capital necessary for the implementation of the planned activities for sales and marketing in the near future.

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

In addition, we compete with current private label supermarket high-priced dog foods, as well as private label premium dog foods offered in the specialty pet stores and mass merchants.  We believe that the dog food recalls that occurred in 2009 has led to the opening of some shelf space in supermarket stores and mass merchants, pet centers as well as drug store locations.  Although dominant existing premium pet food brands are not currently available in supermarkets and mass merchants, there can be no assurance that this situation will continue because barriers to entry in our industry are relatively low especially for existing brands with greater financial and marketing capabilities than us.

Regulation

We are subject to a broad range of federal, state and local laws and regulations intended to protect public health, natural resources and the environment. Our operations are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (“FDA”), the Department of Agriculture (“DOA”) and various state and local authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Due to the widely publicized pet food recalls from 2007-2009, both our Company and our dog food supplier are doing more quality assurance testing for melamine, and other potential microbial contaminants. A task force has been established to assert more stringent “country of origin” labeling. We will be working with our supplier and the FDA in solving this industry wide issue. In addition, our Manufacturer tests all production runs for microbial contaminants as well as salmonella testing on all lot numbers. Our manufacturer will also be researching amino acid profiling of new suppliers to validate the legitimacy of protein sources.

Employees

As of March 31, 2010, we had six full-time employees of which two are officers. We also have two consultants who work with us on a part-time basis to assist in local marketing and public relations activities.

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

Summary of the Company and its Current Status

The Company has never operated at a profit,  Liabilities have increased in the three month period by $76,815 and Notes Payables-Others decreased by 30,000. The Company has continued to seek and obtained substantial new equity investment, however, the company remains under significant financial strain primarily because its lack of sales and limited operating funds. The lack of significant sales results from the Company not having enough funds necessary to support the manufacture of its products, and  not having all of the funds necessary to market its products or to pay the other costs required to place its products in stores where they can be sold.

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

Results of Operations for the Three Months Ended March 31, 2010 compared with the Three Months Ended March 31, 2009

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for three month periods ended March 31, 2010 and March 31, 2009 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2009.

For the three months ending March 31, 2010, there were no sales. Sales and marketing expenses increased by $115,074, which consisted of an increase of $9,182 in product research, an increase of $56,256 in consulting and research, an increase of $14,031 in PR/Website and an increase of $35,606 of other sales and marketing expenses. General and administrative expenses were increased by $1,318,250. This amount consisted of the increase of $1,119,010 in consulting expenses, the reduction for equipment depreciation of $246, the increase of research and development costs of $12,410, an increase of $12,202 for business expenses, an increase of $481 for website and computer enhancements, an increase of $338 for rent, an increase of $56,725 for legal, accounting, and processing fees, an increase of $11,980 for professional fees and an additional $83,171 of other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At March 31, 2010 and December 31, 2009, we had a working capital deficit of $2,779,489 and $2,690,231, respectively, and a stockholder’s deficit of $3,036,193 and $2,996,221, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $1,514,236, and cash used from operations of $348,056 for the period ended March 31, 2010, and a working capital deficiency of $2,779,489 and a stockholder deficiency of $3,036,193 at March 31, 2010. These matters raise substantial doubt about our ability to continue as a going concern.

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

Our principal sources of liquidity have been sales of equity securities and borrowings. To meet our current requirements to operate, the Company is currently attempting to undertake the sale of additional equity and debt to raise these funds. There are currently no commitments or other known sources for this funding. If these funds are obtained, our principal uses would be to meet our debt service requirements, marketing and advertising expenditures, and operating expenses. Until cash generated from operations is sufficient to satisfy our future liquidity requirements, we are investigating purchase order and Accounts Receivable funding from different sources. In addition, we will be looking to seek additional funds through the issuance of additional common stock with another round of funding. There are currently no commitments or other known sources for this funding. If these funds are obtained, it would result in additional dilution to our stockholders. Financing may not be available in the future in amounts or on terms acceptable to us, if at all.

On October 25, 2005, the Company entered into a loan in the amount of $50,000. The loan accrues interest at 15% per annum and was due in a lump sum of principal and accrued interest on April 26, 2006.  On April 21, 2006, this note was extended for an additional 60 days.  Accrued interest in the amount of $18,138 and $21,888 is included in interest payable at March 31, 2010 and December 31, 2009, respectively. On June 26, 2006, this note was extended until June 30, 2009. The loan still remains unpaid as of March 31, 2010 and is in default.

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

On August 29, 2006, the Company entered into a related party loan with an officer in the amount of $25,000. The loan accrues interest at 15% per annum and is due on demand. Accrued interest in the amount of $1,259 is included in interest payable at December 31, 2006. On June 26, 2006, this note was extended for an additional 18 months.  The Company made payments of $10,000 during the period ended December 31, 2006. At March 31, 2010 the principal and accrued interest owing was $16,176.

During the fourth quarter of 2006, the Company entered into loans with a shareholder in the aggregate amount of $400,000. The loans accrue interest at 15% per annum and are due on demand. Accrued interest in the amount of $8,630 is included in interest payable at December 31, 2008.  This loan was converted into 9,062,500 shares of common stock on March 9, 2009.

During 2006, the Company borrowed additional funds of $87,500 from unrelated individuals to fund current operations. The notes are due on demand and accrue interest at 15% per annum. As of March 31, 2010 $50,000 is still outstanding.

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

Historical Trends

Cash Flows from Operating Activities. We used $348,056 of cash flows from operating activities during the three months ended March 31, 2010 compared to using $45,733 in the comparable period in 2009.

Cash Flows used by Investing Activities. We used $16,153 for the purchase of equipment during the three months ended March 31, 2010 We had no cash flows used by investing activities for the three months ended March 31, 2009.

Cash Flows from Financing Activities. Cash flow provided by financing activities totaled $363,614 and $47,217 for the three months ended March 31, 2010 and 2009, respectively. The primary sources of cash for the three month period ended March 31, 2009 were proceeds from sale of common stock of $43,320 net of costs, and proceeds from notes payable of $17,191.  The primary sources of cash for the three months ended March 31, 2010 were proceeds from the sale of Common stock of $366,275.

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

Machinery, Equipment and Leasehold Improvements

Machinery and equipment are stated at cost. Significant improvements are capitalized and maintenance and repairs are expensed. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  Machinery and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC Topic 360.  The Company evaluates recoverability of property, plant and equipment to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Estimated useful lives are as follows:

Computer equipment             3 - 5 years

Revenue Recognition, Sales Incentives and Slotting Fees

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers.  The Company’s revenue arrangements with its customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts.  These costs are typically referred to collectively as “trade spending”. Pursuant to ASC Topic 605, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months we expense the slotting fee at the time orders are first shipped to customers.

Shipping and Freight Charges

The Company incurs costs related to shipping and handling of manufactured products, which amounted to $10,688 and $0 for the three months ended March 31, 2010 and 2009, respectively. These costs are expensed as incurred as a component of warehouse expense. The Company also incurs shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold. Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expenses were $0 and $0 during the periods ended March 31, 2010 and March 31, 2009.

Normal Spoils Costs

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of good sold.  The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the period ended March 31, 2010 and March 31, 2009 the Company had not booked an allowance for these costs.

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

The information contained in this Quarterly Report is as of March 31, 2010, unless expressly stated otherwise.

As used in this report, the term Company refers to All American Pet Company, Inc., a Maryland corporation and its 100% owned subsidiaries All American Pet Brands Inc. a Nevada corporation, All American PetCo, Inc. a Nevada Corporation, and Bow Wow Millions Inc. a Nevada Corporation.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.  Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently involved in litigation with several of its vendors, several of which have had default judgments issued in prior years.  These judgments including costs were approximately $190,000 and are being accrued in accounts payable at the estimated amount that the Company may still be liable. As of March 31, 2010, no collection efforts have been made by the vendors.

The Company is also currently involved in former employee litigation the amount of approximately $260,000. Shares of common stock were issued in settlement of the obligations in 2007, and appropriately expensed at the time the shares were issued. Subsequent to the settlement, the Company was subject to an additional judgment for which the outcome is still uncertain and unestimatable. In both cases the company has made appropriate provision for the final outcome of these litigation matters.

Item 1a. Change in Risk Factors.

There are no changes in Risk Factors from the Form 10-K for year-end 12-31-2009 filed on March 31, 2010.

Item 2. Unregistered Sale of Equity

During the three month period ending March 31, 2010 the company issued 14,826,489 shares of Common stock for a value of $1,389,810. .Shares were issued at prices ranging from $0.06 per share to $0.12 per share. All shares purchased through the Company’s private placement activities were issued at a price of $0.06 per share.  All shares issued for conversion of debt or payment for services were issued at the price of the shares as quoted on the quotation service where the majority of shares of the company’s share transactions occur.

Item 3. Defaults Upon Senior Securities

There were no defaults on Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period

Item 5. Other Information

None.

Item 6 Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of PEO pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of PEO pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of PFO pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of PFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN PET COMPANY, INC.
(Registrant)

By:/S/ Barry Schwartz
      Barry Schwartz, CEO
      (On behalf of the registrant and as
       principal executive officer)

By:/S/ Victor Hollander
      Victor Hollander, CFO
      (On behalf of the registrant and as
       principal financial officer)

Date: May 24, 2010