Form 10-K/A
period 2008-12-31
ALL AMERICAN PET COMPANY, INC.
filed 2010-08-18
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of All American Pet Company Inc. (“Company”) in its entirety for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission on December 23, 2009.  This amendment is being filed to reflect corrections to inadvertent errors in the amortization of employee bonus expense and expensing accrued payroll taxes, and the associated penalties and interest in the period that they were assessed instead of in lump sum amounts. These amendments will change the original filing to disclosures on the Condensed Consolidated Statements of Operations (for the twelve months ended December 31, 2008 and December 31, 2007) and, as a result of such errors, to Item 2 - “Managements Discussion and Analysis of Financial Condition and Plan of Operation - Results of Operations.” This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Report on Form 10-K for periods ending December 31, 2008 and December 31,2007. Please see footnote number thirteen (#13).

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

Our independent registered public accountants included an explanatory paragraph in their audit report in connection with our 2008 financial statements stating that because we have incurred a net loss of $1,248,289 and a negative cash flow from operations of $239,887 for the year ended December 31, 2008 and had a working capital deficiency of $3,387,383 and a shareholders' deficiency of $3,348,383 at December 31, 2008, there is substantial doubt about our ability to continue as a going concern.  These factors, along with others, may indicate that we will be unable to continue as a going concern for a period of twelve months or less.

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

We have a working capital deficit, which means that our current assets on December 31, 2008 were not sufficient to satisfy our current liabilities on that date.  We had a working capital deficit of $3,387,383 at December 31, 2008, which means that our current liabilities exceeded our current assets on December 31, 2008 by that amount. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2008 were not sufficient to satisfy all of our current liabilities as of that date.

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

Private Placement of Common Stock

During the year ended December 31, 2008, the Company raised $220,174 from private placements.  The common shares to be issued totaled 2,695,997.

During the year ended December 31, 2007, the Company raised $702,000 from private placements.  The common shares issued and to be issued totaled 1,604,000 and 2,290,000 respectively.

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

For the year ended December 31, 2008, there were no sales.  The Company ceased sales and manufacturing activities in October 2007 and closed our manufacturing, distribution, and warehousing facilities in St. Joseph, Missouri and abandoned all of the inventory, equipment, and leasehold improvements in settlement of its lease and equipment financing obligations.  The Company also terminated all of its active personnel at its administrative offices in Los Angeles, CA.  Sales and marketing expenses were reduced by $136,936, which consisted of product research consulting and web site development.  General and administrative expenses were reduced by $1,351,489.  This amount consisted of the reduction of professional fees, $437,444, administrative payroll and payroll taxes of $943,454, provision of $260,000 for contested employee terminations and an increase of $29,409 of other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At December 31, 2008 and December 31, 2007, we had a working capital deficit of $3,387,383 and $3,559,147, respectively, and a shareholder’s deficit of $3,348,383 and $3,569,670, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

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

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $1,248,289, a negative cash flow from operations of $239, 887 for the year ended December 31, 2008, and had a working capital deficiency of $3,387,383 and a shareholder’s deficiency of $3,348,383 at December 31, 2008. These matters raise substantial doubt about our ability to continue as a going concern.

In their report in connection with our 2008 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $1,248,289 and a negative cash flow from operations of $239,887 for the year ended December 31, 2008, and a working capital deficiency of $3,387,383 and a shareholders' deficiency of $3,348,383 at December 31, 2008, there was substantial doubt about our ability to continue as a going concern.

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

Historical Trends

Cash Flows from Operating Activities. We used $239,887 of cash flows from operating activities during the year ended December 31, 2008 compared to $961,281 in the comparable period in 2007.

Cash Flows from Investing Activities. There was no cash flow from investing activities during the year ended December 31, 2008 and December 31, 2007.

Cash Flows from Financing Activities. Cash provided by financing activities totaled $240,879 and $961,281 $910,647 for the year ended December 31, 2008 and 2007, respectively. The primary sources of cash for the year ended December 31, 2008 were proceeds from sale of common stock of $220,175 net of costs, and proceeds from short-term debt, $6,800, and advances from officers of $11,262.

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

Net Loss Attributable to Common Shareholders
Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  There was a weighted average number of common stock shares outstanding of 33,315,172 at December 31, 2008 and 12,674,228 at December 31, 2007.  Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of  8,187,031 and 3,437,031(Note 10) for the years ended December 31, 2008 and 2007, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive.  The common equivalent shares are a result of warrants issued for convertible debt.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Barry Schwartz,
CEO/Director	2008	$150,000(1)	-0-	$237,500(3)	-0-	-0-	-0-	$125,000(2)	$362,500

Lisa Bershan,
President/Director	2008	$150,000(1)	-0-	$237,500(3)	-0-	-0-	-0-	$118,750(2)	$362,500

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

(b) Exhibits: The exhibits listed below are required by Item 601 of Regulation S-B.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger of All American Pet Company Inc., a New York corporation and All American Pet Company, Inc., a Maryland corporation, effective as of January 23, 2006.		SB-2		2.1	06/23/06

3.1	Certificate of Incorporation filed with the New York Secretary of State on February 14, 2003.		SB-2		3.1	06/23/06

3.2	Certificate of Amendment to Certificate of Incorporation filed with the New York Secretary of State on January 26, 2006.		SB-2		3.2	06/23/06

3.3	Articles of Incorporation filed with the State of Maryland Department of Assessments and Taxation on January 4, 2006.		SB-2		3.3	06/23/06

3.4	Articles Supplementary filed with the State of Maryland Department of Assessments and Taxation on January 11, 2006.		SB-2		3.4	06/26/06

3.5	Certificate of Merger filed with the New York Secretary of State on January 27, 2006.		SB-2		3.5	06/26/06

3.6	Articles of Merger filed with the State of Maryland Department of Assessments and Taxation on January 27, 2006.		SB-2		3.6	06/26/06

3.7	Bylaws		SB-2		3.6	06/26/06

4.1	Specimen Common Stock Certificate.		10-KSB	12/31/06	4.1	07/17/07

4.2	Specimen Series A Preferred Stock Certificate.		10-KSB	12/31/06	4.2	07/17/07

4.3	Agreement, effective November 30, 2005, by and between the Company and Nortia Capital Partners, Inc.		SB-2/A-3		4.3	12/28/06

10.1	Equipment Lease Agreement dated March 8, 2006 by and between Bev-Lin Enterprises, Inc. and All American Pet		SB-2		10.1	06/23/06

10.2	Form of Subscription Agreement.		SB-2		10.2	06/23/06

10.3	Letter Agreement with L. Phillips Brown.		SB-2		10.3	06/23/06

10.4	Lease Agreement dated January 18, 2005for rental of office premises.		SB-2		10.4	06/23/06

10.5	Lease Agreement dated March 6, 2006for rental of warehouse space.		SB-2/A-3		10.5	12/28/06

10.6	Loan Agreement dated as of April 27, 2004, by and between the Company and George LaCapra.		SB-2		10.6	06/23/06

10.7	Broker Agreement dated August 1, 2006 between Crossmark, Inc. and All American Pet Company, Inc.		SB-2		10.7	06/23/06

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.8	Loan Agreement dated as of August 29, 2006 by and between the Company and Barry Schwartz.		10-KSB	12/31/06	10.8	07/17/07

10.9	Loan Agreement dated as of October 10, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.9	07/17/07

10.10	Loan Agreement dated as of October 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.10	07/17/07

10.11	Loan Agreement dated as of November 7, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.11	07/17/07

10.12	Loan Agreement dated as of November 21, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.12	07/17/07

10.13	Loan Agreement dated as of December 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.13	07/17/07

10.14	Standard Sublease dated July 21, 2008		10-K	12/31/08	10.14	12/23/09

10.15	Addendum No. 1 to Standard Sublease dated July 21, 2008		10-K	12/31/08	10.15	12/23/09

10.16	Debt Conversion Agreement – Barry Schwartz – Dated June 20, 2008		10-K	12/31/08	10.16	12/23/09

10.17	Debt Conversion Agreement – Lisa Bershan – Dated June 20, 2008		10-K	12/31/08	10.17	12/23/09

10.18	Employment Agreement – Barry Schwartz – Dated August 24, 2008		10-K	12/31/08	10.18	12/23/09

10.19	Employment Agreement – Lisa Bershan – Dated August 24, 2008		10-K	12/31/08	10.19	12/23/09

10.20	Warrant Agreement – Barry Schwartz – Dated August 24, 2008		10-K	12/31/08	10.20	12/23/09

10.21	Warrant Agreement – Lisa Bershan – Dated August 24, 2008		10-K	12/31/08	10.21	12/23/09

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN PET COMPANY, INC.

Date: August 18, 2010	By:	/S/ BARRY SCHWARTZ
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/S/ BARRY SCHWARTZ Barry Schwartz	Chairman of the Board, Chief Executive Officer	August 18, 2010

/S/ LISA BERHSAN Lisa Bershan	President, Director	August 18, 2010

/S/ VICTOR HOLLANDER Victor Hollander	Chief Financial Officer	August 18, 2010

ALL AMERICAN PET COMPANY, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEET	F-2

STATEMENT OF OPERATIONS	F-3

STATEMENT OF SHAREHOLDERS’ EQUITY	F-4 – F-6

STATEMENT OF CASH FLOWS	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 – F-22

R.R. Hawkins & Associates International, a Professional Service Corporation

DOMESTIC & INTERNATIONAL BUSINESS CONSULTING

A superior method to building big business…”

To the Board of Directors and Shareholders
All American Pet Company, Inc.
Los Angeles, California

Report of Independent Registered Public Accounting Firm
We have audited the consolidated balance sheets of All American Pet Company, Inc. as of December 31, 2009 and 2008, and the related statements of operations and cash flows for the years ending December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 15 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for each of the years in the three year period ended December 31, 2009 have been restated.

/s/ R. R. Hawkins and Associates International, a PSC
August 12, 2010
Los Angeles, CA

5777 W. Century Blvd., Suite No. 1500
Los Angeles, CA 90045
T: 310.553.5707  F: 310.553.5337
www.rrhawkins.com

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS RESTATEMENT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$992	$-
Accounts Receivable	-	6,674
Prepaid expenses	228,365	-
Total Current Assets	229,357	6,674
Machinery and equipment, net	-	20,117
Other Assets	39,000	9,360
TOTAL ASSETS	$268,357	$36,151
LIABILITIES & SHAREHOLDERS' DEFICIT
Current liabilities:
Book overdraft	$10,595	$4,612
Accounts payable	1,615,618	1,504,645
Accrued officers salaries	125,000	207,861
Advances from (to) officer	22,323	11,061
Accrued payroll	79,643	124,643
Accrued payroll taxes	594,683	534,879
Notes payable - others	781,800	776,138
Note payable - officer	10,038	10,038
Accrued slotting fees	-	181,403
Accrued interest	241,440	142,892
Dividends payable	135,600	90,400
Accrued liabilities- other	-	17,249
Total current liabilities	3,616,740	3,605,821
Total Liabilities	3,616,740	3,605,821
COMMITMENTS AND CONTINGENCIES
Shareholders' deficit:
Preferred shares, $0.001 par value, 10,000,000
shares authorized
Series A Preferred shares, 56,500 shares issued and

by the Company at $10 per share plus one
share of Common stock and any unpaid
dividends	565,000	565,000
Common Shares, $0.001 par value, 50,000,000
shares authorized; 50,900,164 issued and
outstanding December 31, 2008; 21,203,260
issued and outstanding December 31, 2007	50,900	21,203
Additional Paid In Capital	5,300,259	3,815,980
Accumulated Deficit	(9,264,542)	(7,971,853)
Total Shareholders' Deficit	(3,348,383)	(3,569,670)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$268,357	$36,151

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENTS OF OPERATIONS RESTATEMENT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	December 31, 2008	December 31, 2007
Sales	$-	$68,536
Slotting fees - write-off	(174,884)	0
Net sales	174,884	68,536
Cost of Goods Sold	0	88,696
Gross (Loss) Profit	174,884	(20,160)
Operating expenses
Sales and Marketing	188,052	324,987
General and administrative	1,092,476	2,443,965
Other	345	14,262
Total operating expenses	1,280,873	2,783,214
Loss from operations	(1,105,989)	(2,803,374)
Loss from abandonment of assets	14,923	231,911
Interest Expense	126,577	146,089
Income (loss) before income taxes	(1,247,489)	(3,181,374)
Provision for income taxes	800	800
Net loss	(1,248,289)	(3,182,174)
Preferred stock dividend	45,200	45,200
Net loss attributable to common stockholders	$(1,293,489)	$(3,227,374)

Net loss per common share	$(0.04)	$(0.25)
Weighted average number of common shares outstanding (basic and diluted)	33,315,172	12,674,228

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY RESTATEMENT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	COMMON SHARES	COMMON SHARES - TO BE ISSUED	COMMON SHARES AMOUNT	COMMON SHARES TO BE ISSUED AMOUNT	WARRANTS	WARRANTS AMOUNT	SERIES A PREFERRED SHARES	SERIES A PREFERRED AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' (DEFICIT)

BALANCE AT
December 31, 2006	11,110,667	--	$ 11,110	--	0	$ -	56,500	$ 565,000	$ 2,198,480	$ (4,744,479)	$ (1,969,889)

Stock issued through private placement	104,000	--	104	--	--	--	--	--	111,896	--	112,000

Stock issued through private placement	1,500,000	--	1,500	--	--	--	--	--	148,500	--	150,000

Stock to be issued through private placement	--	2,290,000	--	$ 2,290	--	--	--	--	437,710	--	440,000

Stock issued to professional firm for services rendered	410,000	--	410	--	--	--	--	--	81,590	--	82,000

Conversion of notes payable to common stock	1,104,446	--	1,105	--	--	--	--	--	113,673	--	114,778

Stock issued to employees	2,200,000	--	2,200	--	--	--	--	--	437,800	--	440,000

Stock issued to contested employees	1,300,000	--	1,300	--	--	--	--	--	258,700	--	260,000

Stock issued to a major vendor in settlement of balance owed	288,147	--	288	--	--	--	--	--	28,527	--	28,815

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY RESTATEMENT –CONTINUED-
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	COMMON SHARES	COMMON SHARES - TO BE ISSUED	COMMON SHARES AMOUNT	COMMON SHARES TO BE ISSUED AMOUNT	WARRANTS	WARRANTS AMOUNT	SERIES A PREFERRED SHARES	SERIES A PREFERRED AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' (DEFICIT)
Stock issued to existing investors in accordance with anti-dilution provisions in stock purchase agreements.	896,000	--	896	--	--	--	--	--	(896)	--	$ --

Series A Preferred Stock Dividends	--	--	--	--	--	--	--	--	--	(45,200)	(45,200)

Net loss	--	--	--	--	--	--	--	--	--	$ (3,182,174)	$ (3,182,174)

BALANCE AT
December 31, 2007	18,913,260	2,290,000	18,913	$ 2,290	-	$ -	56,500	$ 565,000	$ 3,815,980	$ (7,971,853)	$ (3,569,670)

Stock to be issued through private placement		2,695,997		$ 2,696	--	--	--	--	217,478	--	220,174

Stock issued to employees	750,000	--	750	--	--	--	--	--	44,250	--	45,000

Stock issued to consultants for website expenses	1,012,000	--	1,012	--	--	--	--	--	59,708	--	60,720

Stock issued to vendor for facilities rental	150,000	--	150	--	--	--	--	--	8,850	--	9,000

Stock issued to vendor for advertising	700,000	--	700	--	--	--	--	--	41,300	--	42,000

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY RESTATEMENT –CONTINUED-
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	COMMON SHARES	COMMON SHARES - TO BE ISSUED	COMMON SHARES AMOUNT	COMMON SHARES TO BE ISSUED AMOUNT	WARRANTS	WARRANTS AMOUNT	SERIES A PREFERRED SHARES	SERIES A PREFERRED AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' (DEFICIT)

Stock issued to professionals for financing expense	1,702,000	--	1,702	--	--	--	--	--	100,418	--	102,120

Stock issued to professional firms for services rendered	2,160,000	--	2,160	--	--	--	--	--	127,440	--	129,600

Warrants issued to officers	--	--	--	--	5,000,000	237,500	--	--	237,500	--	237,500

Stock issued to executive officers- signing bonus	4,750,000		4,750						280,250		285,000

Conversion of Accrued Officers Salaries	15,776,956		15,777						367,085		382,862

Series A Preferred Stock Dividends	--	--	--	--	--	--	--	--	--	(45,200)	(45,200)

Net loss	--	--	--	--	--	--	--	--	--	$ (1,247,489)	$ (1,247,489)

BALANCE AT
December 31, 2008	45,914,216	4,985,997	$ 45,914	$ 4,986	5,000,000	$ 237,500	56,500	$ 565,000	$ 5,300,259	$ (9,264,542)	$ (3,348,383)

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS RESTATEMENT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,293,489)	$(3,227,374)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	20,117	224,740
Loss on abandonment of assets	14,923
Common shares issued for services	388,440	810,815
Shares Issued (Senior Management Signing Bonus)	285,000
(Increase) decrease in:
Accounts receivable	6,674	108,946
Inventory		189,818
Accrued interest receivable	(45,762)
Other assets	(29,640)	14,809
Increase (decrease) in:
Accounts payable	110,973	482,929
Accounts payable related party
Accrued officer/consulting salaries	300,001	89,591
Prepaid expenses	228,365
Accrued payroll	(45,000)	(20,181)
Accrued payroll taxes	59,804	340,458
Accrued slotting fees	(181,403)	(95,611)
Accrued interest	98,548	87,628
Other current liabilities	(157,438)	32,151
NET CASH USED IN OPERATING ACTIVITIES:	(239,887)	(961,281)

CASH FLOW (USED) FROM INVESTING ACTIVITIES:
Purchases - equipment		-
NET CASH FLOW USED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	3,780	634
Proceeds from sale of common shares	220,175	702,000
Proceeds from notes payable - others	6,800	111,138
Repayment of notes payable - others	(1,138)	(15,000)
Proceeds from notes payable - officers	0	0
Repayment of notes payable - officers		(4,962)
Advances to (from) officers	11,262
Capital lease obligations		(122,250)
Deferred offering costs		289,721
NET CASH PROVIDED BY FINANCING ACTIVITIES:	$240,879	$961,281

Increase (decrease) in cash and cash equivalents	$992	$0
Cash at beginning of period	0	$-
CASH AT END OF PERIOD	$992	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income Taxes	$800	$800

NON-CASH FINANCING ACTIVITES:
Shares issued to employees	$750	$2,200
Shares issued to contested employees	$-	$1,300
Shares issued to professionals for financing expense	$1,702
Shares issued to vendors in settlement of balance owed	$850	$288
Shares issued to consultants for website expense	$1,012
Shares issued to professionals for services rendered	$2,160	$410
Dividends payable on Series A preferred shares reversed	$45,200	$45,200
Shares issued to executive officers	$4,750
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

Basis of Presentation

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,248,289 and a negative cash flow from operations of $239,887 for the year ended December 31, 2008, and had a working capital deficit of $3,387,383 and shareholders’ deficit of $3,348,383 as of December 31, 2008. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis.

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

Net Loss Attributable to Common Shareholders

Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  There was a weighted average number of common stock shares outstanding of 33,315,172 at December 31, 2008 and 12,674,228 at December 31, 2007.  Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of  8,187,031 and 3,437,031(Note 10) for the years ended December 31, 2008 and 2007, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive.  The common equivalent shares are a result of warrants issued for convertible debt.

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

3. MACHINERY AND EQUIPMENT

Detail of machinery and equipment at December 31, 2008 and 2007 is as follows:

	2008	2007

Computer equipment and software	$22,174	$66,023
Furniture and fixtures	-0-	4,146
	22,174	70,169
Accumulated depreciation	(22,174)	(50,052)
	$-0-	$20,117

Depreciation expense for the years ended December 31, 2008 and 2007 was $5,195 and $49,586.

4. OTHER ASSETS

Other assets include the following at December 31, 2008 and 2007:

	2008	2007

Deposits	$39,000	$9,360
	$39,000	$9,360

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has provided for any possible penalty assessments.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement.  The amount of payroll taxes due at December 31, 2008 and 2007 totaled $594,683 and $534,879.

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at December 31, 2008 and 2007:

	2008	2007

Interest payable	$240,640	$142,892
Deferred rent	-0-	15,875
State taxes	800	800
Other	-0-	574
	$241,400	$160,141

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

New Operating Lease

The Company leased its office facility on a month to month basis from November 2007 to July 21, 2008.  Commencing August 1, 2008, the Company entered into a new lease for its corporate offices.   The lease required a security deposit of $39,000.  Aggregate minimum rental commitments under all non-cancelable lease is as follows:

Year ending December 31
2009	$ 78,894
2010	$ 81,972
2011	$ 56,008

Rent expense for the years ended December 31, 2008 and 2007 amounts to $58,070 and $65,280.

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

At December 31, 2008 and December 31, 2007, outstanding debt consisted of the following:

		December 31,	December 31,
		2008	2007

(a)	Note payable to others, in default, interest
	accrued at 10% and due on demand	$204,500	$204,500

(a)	Note payable to others, interest at 15%
	per annum. Interest and principal due on demand	557,300	551,638

(a)	Convertible note payable, interest at 6%, due
	on March 14 and March 28, 2007	20,000	20,000
	Total note payable non related parties	781,800	776,138
(b)	Notes payable to officer, interest at 15%
	per annum. Interest and principal due on demand	10,038	10,038

	Total notes payable	791,838	786,176
	Less current portion	(791,838)	(786,176)
	Long-term portion	$-	$-

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

(c) Related Party - Officers

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

9. INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  Deferred income tax assets relate to net operating loss carry forwards incurred while the Company filed tax returns as a Subchapter S Corporation under the Internal Revenue Code of 1986 and are not considered material. A Subchapter S Corporation’s operating results pass through to shareholders, therefore no deferred tax accounting was appropriate when the Company had this structure.  Effective January 11, 2006, the Company no longer qualified as a Subchapter S Corporation when a second class of stock was created. All operating loss carry forwards prior to January 11, 2006 are not available to offset future taxable earnings of the Company. There is no provision for federal income taxes because the Company has incurred operating losses. The Company has recorded a state income tax provision of $800, which represents the minimum Franchise Tax Fee in the State of California. The minimum Franchise Tax Fee cannot be offset with loss carry forwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate $1,897,868 valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The loss carry forwards will begin to expire in 2026 for federal income tax and 2012 and state income tax.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

The significant components of the Company’s deferred tax assets are as follows:

Deferred Tax Assets as of December 31, 2008

	Federal	State
Net operating loss
2007	$3,182,174	$3,181,374
2008	1,248,289	1,247,489
	$4,430,463	$4,428,863

Tax rate	34.00%	8.84%

Tax provision	$1,506,357	$391,511
Valuation allowance	$(1,506,357)	$(391,511)

	$-0-	$-0-

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

Private Placement of Common Stock

During the year ended December 31, 2008, the Company raised $220,174 from private placements.  The common shares to be issued totaled 2,695,997.

During the year ended December 31, 2007, the Company raised $702,000 from private placements.  The common shares issued and to be issued totaled 1,604,000 and 2,290,000 respectively.

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

Pursuant to the August 24, 2008 Employment Agreement, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,500,000 warrants each at an exercise price of $0.17 per share as bonus.  A Black Scholes calculation determined the value of the warrants was $237,500 of bonus.  The Black Scholes calculation takes into consideration the following assumptions:  5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, a ten year term, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a term of ten years. The bonus is being amortized over the term of the employment agreements.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the years ended December 31, 2008 and 2007 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share
Outstanding at January 1, 2007	905,813	$0.51

Granted	3,025,000	0.10 – 0.50

Expired	5,000	0.50

Outstanding at December 31, 2007	3,925,813	0.15

Granted	5,000,000	0.17

Expired	500,000	--

Outstanding at December 31, 2008	8,425,813	$0.16

Exercisable at December 31, 2008	8,425,813	$0.16

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2008 is from two to ten years.  This table has been restated to correct a mathematical error in the December 31, 2007 table of warrants and to correctly reflect a forfeiture of warrants and to recognize correct terms controlling the of expiration of certain of the warrants.

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

13. RESTATEMENTS

December 31, 2008	Note	Originally Filed	Adjustment	Restated Amount
Accrued Payroll Taxes	1	342,542	192,337	534,879
Accrued Interest	2	160,141	(17,249)	142,892
Accrued Liabilities Other	3	0	17,249	17,249
Common Stock	4	22,213	(1,010)	21,203
Additional Paid in capital	5	3,815,520	460	3,815,980
Accumulated Deficit		(7,780,066)	(191,787)	(7,971,853)

Notes:
1.
Accrued Payroll Taxes:  This is due to a correction of an accounting error.  The Company did not record penalties and interest on accrued payroll taxes to federal and state agencies.  This has been corrected to properly record the penalties and interest.

2.	Accrued Interest and Accrued Liabilities – Other: Reclassification.
3.	Accrued Liabilities Other: This is due to a reclassification.
4.	Common Stock: This is due to a reclassification.
5.	Additional Paid in Capital: This is due to a reclassification.
6.	Accounts Payable: This is due to a reclassification.
7.	Machinery & Equipment net: This is due to a reclassification.

14. SUBSEQUENT EVENT

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