Form 10-Q/A
period 2009-03-31
ALL AMERICAN PET COMPANY, INC.
filed 2010-08-18
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/ Amendment No. 1

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

Explanatory Note
On January 21, 2010, All American Pet Company Inc. (the “Company”) filed with the Securities and Exchange Commission its Form 10-Q for the quarterly period ended March 31, 2009.

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) of the Company is being filed to reflect corrections to inadvertent errors in the amortization of employee bonus expense and expensing accrued payroll taxes, and the associated penalties and interest in the period that they were assessed instead of in lump sum amounts. These amendments will change the original filing to disclosures on the Condensed Consolidated Statements of Operations (for the Three months ended March 31, 2009) and, as a result of such errors, to Item 2 - “Managements Discussion and Analysis of Financial Condition and Plan of Operation - Results of Operations.” This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2009. Please see footnote number fourteen (#14).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL AMERICAN PET COMPANY, INC.
BALANCE SHEETS RESTATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008
	March 31, 2009	December 31, 2008	March 31, 2008
ASSETS
Cash	$1,484.00	$992.00	$-
Accounts receivable	0	0	6,674
Prepaid expenses	223,798	228,365
Total Current Assets	225,282	229,357	6,674
Machinery and equipment, net	0	0	0
Other assets	39,000	39,000	0
TOTAL ASSETS	$264,282	$268,357	$6,674
LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities:
Book overdraft	$-	$10,595	$4,108
Accounts payable	1,574,483	1,615,618	1,508,784
Accrued officers salaries	200,000	125,000	282,861
Advances from officer	16,255	22,323	38,805
Accrued payroll	79,643	79,643	79,643
Accrued payroll taxes	605,959	594,683	548,449
Notes payable - others	395,300	781,800	775,000
Note payable - officer	10,038	10,038	10,038
Accrued interest	109,665	241,440	167,888
Dividends Payable	0	135,600	101,700
Accrued liabilites- other
Total Current Liabilities	2,991,343	3,616,740	3,517,276
Total Liabilities	2,991,343	3,616,740	3,517,276
COMMITMENTS AND CONTINGENCIES
Series A Preferred shares, 56,500 shares issued and
outstanding 8% cumulative dividend redeemable
by the Company at $10 per share plus one
share of Common stock and any unpaid
dividends	0	565,000	565,000
Common Shares	65,069	50,900	27,677
Additional Paid In Capital	6,572,510	5,300,259	4,197,946
Accumulated Deficit	(9,364,640)	(9,264,542)	(8,301,225)
Total Shareholders' Deficit	(2,727,061)	(3,348,383)	(3,510,602)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$264,282	$268,357	$6,674

See accompanying notes to financial statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS RESTATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	March 31, 2009	March 31, 2008
Revenue	$-	$-
Reversal of Slotting Fees	$-	$(182,083)
Gross (Loss) Profit	$-	$182,083
Operating expenses
Sales and Marketing	$(12,803)	$105,559
General and administrative	$96,085	$348,132
Other	$-	$-
Total operating expenses	$83,282	$453,691
Loss from operations	$(83,282)	$(271,608)
Loss from abandonment of assets	$-	$14,923
Interest Expense	$16,816	$31,541
Income (loss) before income taxes	$(100,098)	$(318,072)
Provision for income taxes	$800	$800
Net loss	$(100,898)	$(318,872)
Preferred stock dividend	$-	$11,300
Net loss attributable to common stockholders	$(100,898)	$(330,172)

Net loss per common share	$(0.001)	$(0.014)
Weighted average number of common shares outstanding (basic and diluted)	56,881,342	23,899,459

See accompanying notes to financial statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS RESTATEMENT
For the Three Months Ended March 31, 2009 and March 31, 2008

	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,898)	$(330,172)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	-	5,195
Common shares issued for services	0	388,440
(Increase) decrease in:
Accrued interest receivable	154,084
Other assets	0	9,360
Increase (decrease) in:
Accounts payable	(41,135)	4,139
Accounts payable related party	0	-
Accrued officer/consulting salaries	75,000	75,000
Prepaid expenses	(4,567)	-
Accrued payroll	-	(45,000)
Accrued payroll taxes	11,276	13,570
Accrued slotting fees	0	(181,403)
Accrued interest	(131,775)	24,996
Other current liabilities	(1,650)	9,773
NET CASH USED IN OPERATING ACTIVITIES:	(39,665)	(26,102)

CASH FLOW (USED) FROM INVESTING ACTIVITIES:
Purchases - equipment	0	-
NET CASH FLOW USED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(10,595)	(504)
Proceeds from sale of common shares	43,320	0
Proceeds from notes payable - others	13,500
Repayment of notes payable - others		(1,138)
Advances to (from) officers	(6,068)	27,744

NET CASH PROVIDED BY FINANCING ACTIVITIES:	$40,157	$26,102

Increase (decrease) in cash and cash equivalents	$492	$-
Cash at beginning of period	992	$-
CASH AT END OF PERIOD	$1,484	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income Taxes	$800	$800

NON-CASH FINANCING ACTIVITES:
Shares issued to employees	$-	$750
Shares issued to contested employees	$-
Shares issued to professionals for financing expense	$-	$1,702
Shares issued to vendors in settlement of balance owed	$-	$850
Shares issued to consultants for website expense	$-	$1,012
Shares issued to professionals for services rendered	$-	$2,160
Dividends payable on Series A preferred shares reversed	$(135,600)	$11,300
Shares issued to executive officers	$-

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

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $100,898 and a negative cash flow from operations of $39,665 for the period ended March 31, 2009, and had a working capital deficit of $2,766,061 and shareholders’ deficit of $2,727,061 as of March 31, 2009. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis.

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

Net Loss Attributable to Common Shareholders
Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  There was a weighted average number of common stock shares outstanding of 56,881,342 at March 31, 2009 and 23,899,459 at March 31, 2008. Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of 13,157,973 and 59,270311 for the periods ended March 31, 2009 and 2008, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive. The common equivalent shares are a result of warrants issued for convertible debt.

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

3. MACHINERY AND EQUIPMENT

Detail of machinery and equipment at March 31, 2009 and 2008 is as follows:

	3/31/2009	3/31/2008

Computer equipment and software	$22,174	$22,174
Furniture and fixtures	-0-	-0-
	22,174	-0-
Accumulated depreciation	(22,174)	(22,174)
	$-0-	$-0-

Depreciation expense for the period ended March 31, 2009 and 2008 was $0.00 and $0.00.

4. OTHER ASSETS

Other assets include the following at March 31, 2009 and 2008:

	2009	2008

Deposits	$39,000	$6,674
	$39,000	$6,674

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has not provided for any possible penalty assessments.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes due at March 31, 2009 and 2008 totaled $605,959 and $548,449.

ALL AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENT
For the Three Months Ending March 31, 2009 and March 31, 2008
(unaudited)

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at March 31, 2009 and 2008:

	2009	2008

Interest payable	$108,865	$167,088
State taxes	800	800
Other	-0-	-0-
	$109,665	$167,888

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

Rent expense for the period ended March 31, 2009 and 2008 amounts to $22,500 and $8,530.

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

10. INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  Deferred income tax assets relate to net operating loss carry forwards incurred while the Company filed tax returns as a Subchapter S Corporation under the Internal Revenue Code of 1986 and are not considered material. A Subchapter S Corporation’s operating results pass through to shareholders, therefore no deferred tax accounting was appropriate when the Company had this structure. Effective January 11, 2006, the Company no longer qualified as a Subchapter S Corporation when a second class of stock was created. All operating loss carry forwards prior to January 11, 2006 are not available to offset future taxable earnings of the Company. There is no provision for federal income taxes because the Company has incurred operating losses. The Company has recorded a state income tax provision of $800, which represents the minimum Franchise Tax Fee in the State of California. The minimum Franchise Tax Fee cannot be offset with loss carry forwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate $1,941,023 valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The loss carry forwards will begin to expire in 2026 for federal income tax and 2012 and state income tax.

The significant components of the Company’s deferred tax assets are as follows:

Deferred Tax Assets as of March 31, 2009

	Federal	State
Net operating loss
Year End 2007	$3,182,174	$3,181,374
Year End 2008	1,248,289	1,247,489
Three Months Ended March 31, 2009	100,898	100,098
	4,531,361	4,528,961

Period Ending March 31, 2009
Tax rate	34.00%	8.84%

Tax provision	$1,540,663	$400,360
Valuation allowance	$(1,540,663)	$(400,360)

	$-0-	$-0-

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

Private Placement of Common Shares
During the year ended December 31, 2008, the Company raised $220,174 from private placements. The common shares to be issued totaled 2,695,997. During the period ending March 30, 2009 the company raised $43,320 from private placement with 102,483 Common shares to be issued.

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

Pursuant to the August 24, 2008 five and one-half-year Employment Agreement, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,500,000 warrants each at an exercise price of $0.17 per share as bonus.  A Black Scholes calculation determined the value of the warrants was $237,500 of bonus to each officer.  The Black Scholes calculation takes into consideration the following assumptions:  5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, a ten year term, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a term of ten years. This bonus was originally expensed, however in this amended filing it has been restate to provide for the bonus to be amortized over the four year five month life of the employment agreements.

ALL AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENT
For the Three Months Ending March 31, 2009 and March 31, 2008
(unaudited)

Warrants Outstanding
A summary of the Company’s outstanding warrants and activity for the period ended March 31, 2009 and 2007 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share
Outstanding at January 1, 2007	905,813	$0.51

Granted	3,025,000	$0.10 – 0.50

Expired	505,000	$0.50

Outstanding at December 31, 2007	3,935,813	$0.15

Granted August 2008 and March 31, 2009	5,000,000	$0.17

Expired	--	$--

Outstanding at December 31, 2008 and March 31, 2009	8,425,813	$0.16

Exercisable at December 31, 2008 and March 31, 2009	8,425,813	$0.16

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

Barry Schwartz

Pursuant to the August 24, 2008 five and one-half-year Employment Agreement, All American Pet agreed to compensate Mr. Schwartz with a salary of $150,000 per year for his services. In addition, Mr. Schwartz received 2,375,000 shares of Common stock as a signing bonus. Mr. Schwartz was also received 2,500,000 warrants and other forms of incentive compensation.  Mr. Schwartz was also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, did authorize.

Lisa Bershan

Pursuant to the August 24, 2008 five and one-half-year Employment Agreement, All American Pet agreed to compensate Ms. Bershan with a salary of $150,000 per year for her services.  In addition, Ms. Bershan received 2,375,000 shares of Common stock as a signing bonus.  Ms Bershan also received 2,500,000 warrants and other forms of incentive compensation.  Ms. Bershan was also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, did authorize.

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

 14. RESTATEMENTS

March 21, 2008	Note	Originally Filed	Adjustment	Restated
Prepaid Expense Warrants	1	NA	NA	NA
Other Assets	2	NA	NA	NA
Book Overdraft	3	NA	NA	NA
Accrued Payroll Taxes	4	342,542	205,907	548,449
Accrued Interest	5	NA	NA	NA
Common Stock	6	28,688	(1,010)	27,677
Additional Paid in capital	7	4,197,486	460	4,197,946
Accounts Payable	8	NA	NA	NA
Accumulated Deficit		(8,095,868)	(205,357)	8,301,225

ALL AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENT
For the Three Months Ending March 31, 2009 and March 31, 2008
(unaudited)

March 31, 2009	Note	Originally Filed	Adjustment	Restated
Prepaid Expense Warrants	1	0	223,798	223,798
Other Assets	2	26,000	13,000	39,000
Book Overdraft	3	(1,484)	1,484	0
Accrued Payroll Taxes	4	374,302	231,659	605,959
Accrued Interest	5	183,749	(74,084)	109,665
Common Stock	6	66,477	(1,408)	65,069
Additional Paid in capital	7	6,571,652	858	6,572,510
Accounts Payable	8	NA	NA	NA
Accumulated Deficit		(9,444,416)	(79,773)	(9,364,640)

Notes:
1.
Prepaid Expense – Warrants:  This is due to a correction of an accounting error.  The value of the warrants were originally recorded as an expense upon issuance.  The warrants were part of an employment agreements with officers of the Company and have been corrected to record the fair value of the warrants over the requisite service period.

2.
Other Assets:  This is due to a correction of an accounting error.  The security deposit for rent was originally expensed and has been corrected to capitalize the refundable security deposit as an asset.

3.	Book Overdraft: his is due to a correction of an accounting error
4.
Accrued Payroll Taxes:  This is due to a correction of an accounting error.  The Company did not record penalties and interest on accrued payroll taxes to federal and state agencies.  This has been corrected to properly record the penalties and interest.

5.	Accrued Interest and Accrued Liabilities – Other: Reclassification.
6.	Common Stock: This is due to a reclassification.
7.	Additional Paid in Capital: This is due to a reclassification.
8.	Accounts Payable: This is due to a reclassification.

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

For the Quarter ending March 31, 2009, there were no sales. The Company closed its manufacturing activities in October 2007, as well as its manufacturing, distribution, and warehousing facilities in St. Joseph, Missouri and abandoned all of the inventory, equipment, and leasehold improvements in settlement of its lease and equipment financing obligations. The Company also terminated all but three of its active personnel at its administrative offices in Los Angeles, CA. Sales and marketing expenses were reduced by $118,362, which consisted of product research consulting and web site development. General and administrative expenses were reduced by $252,047. This amount consisted of the reduction for equipment depreciation of $5,195 the reduction of professional fees, $129,760, a reduction in business expenses of $95,852 and an additional $21,240 of other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At March 31, 2009 and December 31, 2008, we had a working capital deficit of $2,766,061 and $3,387,383, respectively, and a shareholder’s deficit of $2,727,061 and $3,348,383, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Net sales for the three months ended March 31, 2009 and March 31, 2008 were $0.00. Revenue for the three-month period ended March 31, 2009 consisted of the reversal of $182,083 in slotting fees. Slotting Fees were, $0.00, for the period ended March 31, 2009.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $100,898, a negative cash flow from operations of $39,665 for the period ended March 31, 2009, and had a working capital deficiency of $2,766,061 and a shareholder deficiency of $2,727,061 at March 31, 2009. These matters raise substantial doubt about our ability to continue as a going concern.

In their report in connection with our 2008 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $1,248,289 and a negative cash flow from operations of $239,887 for the year ended December 31, 2008, and a working capital deficiency of $3,387,383 and a shareholders' deficiency of 3,348,383 at December 31, 2008, there was substantial doubt about our ability to continue as a going concern.

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

Historical Trends

Cash Flows from Operating Activities. We used $39,665 of cash flows from operating activities during the year ended March 30, 2009 compared to $26,102 in the comparable period in 2008.

Cash Flows from Investing Activities. There was no cash flow from investing activities during the period ended March 31, 2009 and March 31, 2008.

Cash Flows from Financing Activities. Cash provided by financing activities totaled $40,157 and $26,102 for the period ended March 31, 2009 and 2008, respectively. The primary sources of cash for the year ended December 31, 2008 were proceeds from sale of common stock of $220,175 net of costs, and proceeds from short-term debt, $6,800, and advances from officers of $11,262.

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

Net Loss Attributable to Common Shareholders

Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. There was a weighted average number of common stock shares outstanding of 56,881,342 at March 31, 2009 and 23,899,459 at March 31, 2008.  Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of 13,157,973 and 57,270,031 for the years ended December 31, 2008 and 2007, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive.  The common equivalent shares are a result of warrants issued for convertible debt.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently involved in litigation with several of its vendors, several of which have had default judgments issued.  These judgments including costs are approximately $190,000. Additionally, the company is involved in former employee litigation the amount of which is approximately $260,000.  In both cases the company has made appropriate provision for the final outcome of these litigation matters.

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

Item 4. Submission of Maters to a Vote of Security Holders

There were no maters submitted a vote of security holders during the period

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

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

Date: August 18, 2010