Form 10-Q/A
period 2009-06-30
ALL AMERICAN PET COMPANY, INC.
filed 2010-08-18
CIK 1362502

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

Explanatory Note
On February 2, 2010, All American Pet Company Inc. (the “Company”) filed with the Securities and Exchange Commission its Form 10-Q for the quarterly period ended June 30, 2009.

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) of the Company is being filed to reflect corrections to inadvertent errors in the amortization of employee bonus expense and expensing accrued payroll taxes, and the associated penalties and interest in the period that they were assessed instead of in lump sum amounts. These amendments will change the original filing to disclosures on the Condensed Consolidated Statements of Operations (for the Three months ended June 31, 2010) and, as a result of such errors, to Item 2 - “Managements Discussion and Analysis of Financial Condition and Plan of Operation - Results of Operations.” This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2009. Please see footnote number fourteen (#14).

ALL AMERICAN PET COMPANY, INC.
FOR THE PERIOD YEAR ENDED
JUNE 30, 2009

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET RESTATEMENT
FOR THE PERIODS ENDED JUNE 30, 2009, DECEMBER 31, 2008 AND JUNE 30, 2008

	June 30, 2009	December 31, 2008	June 30, 2008
ASSETS
Cash
Bank of america	$63,482	$-	$-
1st federal	-	992	992
Accounts receivable	-	-	6,674
Prepaid expenses	219,231	228,365
Total current assets	282,713	229,357	7,666
Machinery and equipment, net	4,920	-	-
Other assets	39,000	39,000	-
TOTAL ASSETS	$326,633	$268,357	$7,666
LIABILITIES & SHAREHOLDERS' DEFICIT
Current liabilities:
Book overdraft	$-	$10,595	$22,360
Accounts payable	1,541,652	1,615,618	1,558,177
Accrued officers salaries	275,000	125,000	357,861
Advances from officer	(198,230)	22,323	60,012
Accrued payroll	77,643	79,643	79,643
Accrued payroll taxes	616,759	594,683	559,980
Notes payable - others	264,700	781,800	781,800
Note payable - officer	10,538	10,038	10,038
Accrued Interest and Other	107,315	241,440	192,192
Dividends Payable	0	135,600	113,000
Total Current Liabilities	2,695,377	3,616,740	3,735,063
COMMITMENTS AND CONTINGENCIES
Series A Preferred shares, 56,500 shares issued and
outstanding 8% cumulative dividend redeemable
by the Company at $10 per share plus one
share of Common stock and any unpaid
dividends	--	565,000	565,000
Common Shares	79,910	50,900	32,745
Additional Paid In Capital	7,446,023	5,300,259	4,504,878
Accumulated Deficit	(9,894,677)	(9,264,542)	(8,830,020)
Total Shareholders' Deficit	(2,368,744)	(3,348,383)	(3,727,397)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$326,633	$268,357	$7,666

See Accompanying Notes to Consolidated Financial Statements.

ALL MERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS RESTATEMENT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

	For the 3 Months Ended		For the 6 Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$-	$-	$-	$-
Reversal of Slotting Fees	0	0	0	(182,083)
Gross Profit (Loss)	0	0	0	182,083
Operating expenses
Sales and Marketing	167,220	30,262	154,417	135,822
General and administrative	348,656	456,561	444,740	804,694
Other	0	0	0	0
Total operating expenses	515,876	486,823	599,157	940,516
Loss from operations	(515,876)	(486,823)	(599,157)	(758,433)
Loss from abandonment of assets	0	0	0	14,923
Other Income Expense	28	0	28	0
Interest Expense	14,190	30,672	31,006	62,211
Income (loss) before income taxes	(530,038)	(517,495)	(630,135)	(835,567)
Provision for income taxes	0	0	800	800
Net loss	(530,038)	(517,495)	(630,935)	(836,367)
Preferred stock dividend	0	11,300	0	22,600
Net loss attributable to common stockholders	$(530,038)	$(528,795)	$(630,935)	$(858,967)

Net loss per common share	$(0.011)	$(0.024)	$(0.011)	$(0.032)
Weighted average number of common shares outstanding (basic and diluted)	48,373,734	21,638,907	59,340,860	26,676,781

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS RESTATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(630,935)	$(836,367)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	-	5,195
Common shares issued for services	-	388,440
Shares Issued (Senior Management Signing Bonus)	-	285,000
(Increase) decrease in:
Accrued interest receivable	164,420	-
Other assets	-	9,360
Increase (decrease) in:
Accounts payable	(73,966)	53,532
Accounts payable related party	-	-
Accrued officer/consulting salaries	150,000	150,000
Prepaid expenses	(9,134)	-
Accrued payroll	(2,000)	(45,000)
Accrued payroll taxes	22,076	25,101
Accrued slotting fees	-	(181,403)
Accrued interest	(134,125)	49,300
Other current liabilities	7,484	(1,527)
NET CASH USED IN OPERATING ACTIVITIES:	(506,180)	(98,369)

CASH FLOW (USED) FROM INVESTING ACTIVITIES:
Purchases - equipment	(4,920)	-
NET CASH FLOW USED BY INVESTING ACTIVITIES:	(4,920)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(10,595)	17,748
Proceeds from sale of common shares	800,839	27,000
Proceeds from notes payable - others	3,400	6,800
Repayment of notes payable - others	-	(1,138)
Proceeds from notes payable - officers	500
Repayment of notes payable - officers
Advances to (from) officers	(220,554)	48,951

NET CASH PROVIDED BY FINANCING ACTIVITIES:	$573,590	$99,361

Increase (decrease) in cash and cash equivalents	$62,490	$992
Cash at beginning of period	992	$-
CASH AT END OF PERIOD	$63,482	$992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income Taxes	$800	$800

NON-CASH FINANCING ACTIVITES:
Shares issued to employees	$-	$750
Shares issued to contested employees	$-
Shares issued to professionals for financing expense	$-	$1,702
Shares issued to vendors in settlement of balance owed	$-	$850
Shares issued to consultants for website expense	$-	$1,012
Shares issued to professionals for services rendered	$-	$2,160
Dividends payable on Series A preferred shares reversed	$(135,600)	$22,600
Shares issued to executive officers	$-	$4,750

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

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $630,935 and used cash flow from operations of $506,180 for the period ended June 30, 2009, and had a working capital deficit of $2,412,664 and shareholders’ deficit of $2,368,744 as of June 30, 2009. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis.

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

Net Loss Attributable to Common Shareholders
Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  There was a weighted average number of common stock shares outstanding of 59,340,860 at June 30, 2009 and 26,676,781 at June 30, 2008. Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of 6,044,677 and 26,528,185 for the six months ended June 30, 2009 and 2008, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive. The common equivalent shares are a result of warrants issued for convertible debt.

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

3. MACHINERY AND EQUIPMENT

Detail of machinery and equipment at June 30, 2009 and 2008 is as follows:

	6/30/2009	6/30/2008

Computer equipment and software	$27,094	$22,174
Furniture and fixtures	-0-	-0-
		-0-
Accumulated depreciation	(22,174)	(22,174)
	$4,920	$-0-

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

Depreciation expense for the period ended June 30, 2009 and 2008 was $0.00 and $0.00.

4. OTHER ASSETS

Other assets include the following at June 30, 2009 and 2008:

	2009	2008

Deposits	$39,000	$-0-
	$39,000	$-0-

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has not provided for any possible penalty assessments.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes due at June 30, 2009 and 2008 totaled $616,759 and $559,980.

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at June 30, 2009 and 2008:

	2009	2008

Interest payable	$106,515	$191,392
State taxes	800	800
Other	-0-	-0-
	$107,315	$192,192

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

9. RELATED PARTY TRANSACTIONS
During the year ended December 31, 2008 the Chief Executive Officer and Director Barry Schwartz and its President and Director Lisa Bershan (“Related Parties”) paid costs and or expenses on behalf of the Company of $11,176 in 2009 and $60,012 in 2008. During the period ended June 30, 2009 and June 30, 2008 the Related Parties received $198,230 and $60,012 in advances from the Company. The related parties intend to offset all these advances against their accrued officers salaries based on their employment agreements.

10. INCOME TAXES
The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  Deferred income tax assets relate to net operating loss carry forwards incurred while the Company filed tax returns as a Subchapter S Corporation under the Internal Revenue Code of 1986 and are not considered material. A Subchapter S Corporation’s operating results pass through to shareholders, therefore no deferred tax accounting was appropriate when the Company had this structure. Effective January 11, 2006, the Company no longer qualified as a Subchapter S Corporation when a second class of stock was created. All operating loss carry forwards prior to January 11, 2006 are not available to offset future taxable earnings of the Company. There is no provision for federal income taxes because the Company has incurred operating losses. The Company has recorded a state income tax provision of $800, which represents the minimum Franchise Tax Fee in the State of California. The minimum Franchise Tax Fee cannot be offset with loss carry forwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate $2,168,090 valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The loss carry forwards will begin to expire in 2026 for federal income tax and 2012 for state income tax.

The significant components of the Company’s deferred tax assets are as follows:

Deferred Tax Assets as of June 30, 2009

	Federal	State
Net operating loss
Year End 2007	$3,182,174	$3,181,374
Year End 2008	1,248,289	1,247,489
Six Months Ended June 30, 2009	630,935	630,135
	5,061,398	5,058,998

Tax rate	34.00%	8.84%

Tax provision	$1,720,875	$447,215
Valuation allowance	$(1,720,875)	$(447,215)

	$-0-	$-0-

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

Private Placement of Common Shares
During the year ended December 31, 2008, the Company raised $220,175 from private placements. The common shares to be issued totaled 2,695,997. During the period ending June 30, 2009 the company raised $800,839 from private placement with 11,100,330 Common shares to be issued and 2,929,060 common shares issued.

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

During the year ended December 31, 2007, the Company concluded a private placement transaction in the amount of $300,000 resulting in the Company issued and to be issued a total of 3,000,000 shares of common stock and 3,000,000 warrants at an exercise price of $0.10 per share. A Black Scholes calculation determined the value of the warrants was $170,626 at December 31, 2007. The Black Scholes calculation takes into consideration the following assumptions: 3,000,000 as number of shares, a stock price of $0.10, an exercise price of $0.10, a two year term, volatility rate of 105.91%, discount rate of 5.09%, immediate vesting period and a term of two years. This bonus was expensed at the time it was granted, whoever in this amended filing the bonus has been amortized over the five year five month term of the employment agreements.

Pursuant to the August 24, 2008 five and one-half-year  Employment Agreement, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,500,000 warrants each at an exercise price of $0.17 per share as bonus.  A Black Scholes calculation determined the value of the warrants was $237,500 of bonus.  The Black Scholes calculation takes into consideration the following assumptions:  5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, a ten year term, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a term of ten years. During the six month ended the company received $878,933 from the sale of 10,379,502 shares of common stock to be issued.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the period ended June 30, 2009 and 2008 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share
Outstanding at January 1, 2007	905,831	$0.51

Granted	3,025,000	$0.10 – 0.50

Expired		$0.50

Outstanding at December 31, 2007	3,925,813	$0.15

Granted August 2008 and March 31, 2009	5,000,000	$0.17

Expired	500,000	$--

Outstanding at December 31, 2008 and March 31, 2009	8,425,813	$0.16

Expired	3,020,000

Exercisable at December 31, 2008 and March 31, 2009	5,405,813	$0.16

The above table has been amended from the original June 2009 10-K to reflect the expiration of 3,20,000 warrants in June of 2009. The weighted-average remaining contractual life of the warrants outstanding at June 30, 2009 is from two to ten years.

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

On August 24, 2008, All American Pet executed five and five month Employment Agreements with Mr. Barry Schwartz, as CEO and Ms. Lisa Bershan, as President.

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

14. RESTATEMENTS

June 30, 2008	Note	Originally Filed	Adjustment	Restated
Prepaid Expense Warrants	1	NA	NA	NA
Other Assets	2	NA	NA	NA
Bookoverdraft	3	NA	NA	NA
Accrued Payroll Taxes	4	342,542	217,438	559,980
Accrued Interest	5	NA	NA	NA
Common Stock	6	33,756	(1,010)	32,745
Additional Paid in Capital	7	4,504,418	460	4,504,878
Accounts Payable	8	NA	NA	NA
Machinery & Equioment net	9	NA	NA	NA
Accumulated Deficit		(8,613,933)	(216,087)	(8,830,020)

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Six-Months Ending June 30, 2009 (unaudited)

June 30, 2009	Note	Originally Filed	Adjustment	Restated
Prepaid Expense Warrants	1	0	219,231	219,231
Other Assets	2	26,000	13,000	39,000
Book Overdraft	3	NA	NA	NA
Accrued Payroll Taxes	4	375,206	241,555	616,759
Accrued Interest	5	181,399	(74,084)	107,315
Common Stock	6	77,718	2,192	79,910
Additional Paid in Capital	7	7,448,765	(2,742)	7,446,023
Accounts Payable	8	NA	NA	NA
Machinery & Equipment net	9	NA	NA	NA
Accumulated Deficit		(9,960,739)	66,062	(9,894,677)

Notes:
1.
Prepaid Expense – Warrants:  This is due to a correction of an accounting error.  The value of the warrants was originally recorded as an expense upon issuance.  The warrants were part of an employment agreements with officers of the Company and have been corrected to record the fair value of the warrants over the requisite service period.

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

5.	Accrued Interest and Accrued Liabilities – Other: Reclassification.
6.	Common Stock: This is due to a reclassification.
7.	Additional Paid in Capital: This is due to a reclassification.
8.	Accounts Payable: This is due to a reclassification.
9.	Machinery & Equipment net: This is due to a reclassification.

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

For the six months ending June 30, 2009, there were no sales. Revenue for the six-month period ended June 30, 2009 consisted of the reversal of $182,083 in slotting fees. The Company closed its manufacturing activities in October 2007, as well as its manufacturing, distribution, and warehousing facilities in St. Joseph, Missouri and abandoned all of the inventory, equipment, and leasehold improvements in settlement of its lease and equipment financing obligations. The Company also terminated all but three of its active personnel at its administrative offices in Los Angeles, CA. Sales and marketing expenses increased by $18,597, which consisted of an increase of $47,109 in product research, a decrease of $38,829 in advertising and promo expenses, an increase of $61,409 in consulting and research, a decrease of $29,506 in PR/Website and a decrease of $40,183 of other sales and marketing expenses. General and administrative expenses were reduced by $365,740. This amount consisted of the reduction for equipment depreciation of $5,195 the increase of advertising costs of $30,900, a reduction of $285,000 for officers salaries, a reduction of $75,240 for business expenses, an increase of $25,887 for website and computer, an increase of $61,874 for rent, a decrease of $40,685 for legal, accounting, and processing fees, a reduction of $123,760 for professional fees and an increase of $45,479 for other general and administrative expenses.

Results of Operations for the Three Months Ended June 30, 2009 and June 30, 2008.

For the three months ending June 30, 2009, there were no sales. Sales and marketing expenses increased by $136,958, which consisted of an increase of $42,664 in consulting and research, an increase of $31,214 in PR/Website and an increase of $63,080 of other sales and marketing expenses. General and administrative expenses were reduced by $107,905. This amount consisted of the increase of advertising costs of $30,900, a reduction of $285,000 for officer’s salaries, an increase of $21,380 for business expenses, an increase of $26,275 for website and computer, and increase of $47,905 for rent, a decrease of $10,931 for legal, accounting, an increase of $34,150 for consulting fees and an increase of $27,416 of other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At June 30, 2009 and December 31, 2008, we had a working capital deficit of $2,412,664 and $3,387,383, respectively, and a shareholder’s deficit of $2,368,744 and $3,348,383, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $630,935, a cash use from operations of $506,180 for the period ended June 30, 2009, and had a working capital deficiency of $2,412,664 and a shareholder deficiency of $2,368,744 at June 30, 2009. These matters raise substantial doubt about our ability to continue as a going concern.

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

Historical Trends

Cash Flows from Operating Activities. We provided $506,180 of cash flows from operating activities during the six months ended June 30, 2009 compared to using $98,369 in the comparable period in 2008.

Cash Flows from Investing Activities. We used $4,920 cash flow from investing activites during the six months ended June 30, 2009. We had no cash flow from investing activites for the six months ended June 30, 2008. There was no cash flow from investing activities during the six months ended June 30, 2009 and June 30, 2008.

Cash Flows from Financing Activities. Cash flow provided by financing activities totaled $573,590 and $99,361 for the six months ended June 30, 2009 and 2008, respectively. The primary sources of cash for the year ended December 31, 2008 were proceeds from sale of common stock of $220,175 net of costs, and proceeds from short-term debt, $6,800, and advances from officers of $11,262.  The primary sources of cash for the six months ended June 30, 2009 were proceeds from stock to be issued, $800,839.

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