Form 10-Q/A
period 2009-09-30
ALL AMERICAN PET COMPANY, INC.
filed 2010-08-19
CIK 1362502

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

Explanatory Note

On March 1, 2009, All American Pet Company Inc. (the “Company”) filed with the Securities and Exchange Commission its Form 10-Q for the quarterly period ended September 30, 2009.

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) of the Company is being filed to reflect corrections to inadvertent errors in the amortization of employee bonus expense and expensing accrued payroll taxes, and the associated penalties and interest in the period that they were assessed instead of in lump sum amounts. These amendments will change the original filing to disclosures on the Condensed Consolidated Statements of Operations (for the Three months ended September 30, 2009) and, as a result of such errors, to Item 2 - “Managements Discussion and Analysis of Financial Condition and Plan of Operation - Results of Operations.” This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 2009. Please see footnote number fourteen (#14).

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
	Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET RESTATEMENT
FOR THE PERIODS ENDED SEPTEMBER 30, 2009, DECEMBER 31, 2008 AND SEPTEMBER 30, 2008

	September 30, 2009	December 31, 2008	September 30, 2008
ASSETS
Cash
Bank of america	$6,640	$-
1st federal	-	992	992
Accounts receivable	-	-	6,674
Prepaid expenses	214,664	228,365	232,933
Total current assets	221,304	229,357	240,599
Machinery and equipment, net	4,920	-	-
Other assets	39,000	39,000	13,000
TOTAL ASSETS	$265,224	$268,357	$253,599
LIABILITIES & SHAREHOLDERS' DEFICIT
Current liabilities:
Book overdraft	$7,401	$10,595	$7,568
Accounts payable	1,707,153	1,615,618	1,613,555
Accrued officers salaries	350,000	125,000	50,000
Advances from officer	(255,858)	22,323	60,112
Accrued payroll	77,643	79,643	79,643
Accrued payroll taxes	633,311	594,683	570,576
Notes payable - others	261,300	781,800	781,800
Note payable - officer	10,538	10,038	10,038
Accrued Interest and Other	114,740	241,440	216,763
Dividends Payable	0	135,600	124,300
Total Current Liabilities	2,906,228	3,616,740	3,514,355
COMMITMENTS AND CONTINGENCIES
Series A Preferred shares, 56,500 shares issued and
outstanding 8% cumulative dividend redeemable
by the Company at $10 per share plus one
share of Common stock and any unpaid
dividends	--	565,000	565,000
Common Shares	84,267	50,900	49,612
Additional Paid In Capital	7,696,947	5,300,259	5,201,048
Accumulated Deficit	(10,422,218)	(9,264,542)	(9,076,416)
Total Shareholders' Deficit	(2,641,004)	(3,348,383)	(3,260,756)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$265,224	$268,357	$253,599

See Accompanying Notes to Financial Statements.

ALL MERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS RESTATEMENT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	For the 3 Months Ended		For the 9 Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue	$-	$-	$-	$-
Reversal of Slotting Fees	0	525	0	(181,558)
Gross Profit (Loss)	0	(525)	0	181,558
Operating expenses
Sales and Marketing	194,776	32,608	349,193	168,429
General and administrative	320,162	171,613	764,902	976,306
Other	0	345	0	345
Total operating expenses	514,938	204,566	1,114,095	1,145,080
Loss from operations	(514,938)	(205,091)	(1,114,095)	(963,522)
Loss from abandonment of assets	0	0	0	14,923
Other Income Expense	2	0	30	0
Interest Expense	12,605	30,005	43,611	92,218
Income (loss) before income taxes	(527,541)	(235,096)	(1,157,676)	(1,070,663)
Provision for income taxes	0	0	800	800
Net loss	(527,541)	(235,096)	(1,158,476)	(1,071,463)
Preferred stock dividend	0	11,300	0	33,900
Net loss attributable to common stockholders	$(527,541)	$(246,396)	$(1,158,476)	$(1,105,363)

Net loss per common share	$(0.011)	$(0.010)	$(0.020)	$(0.033)
Weighted average number of common shares outstanding (basic and diluted)	45,914,216	25,499,976	59,340,860	33,315,172

See Accompanying Notes to Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS RESTATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTMBER 30, 2008

	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,158,476)	$(1,105,363)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	13,702	9,762
Loss on abandonment of assets		14,923
Common shares issued for services	-	388,440
Shares Issued (Senior Management Signing Bonus)	-	285,000

(Increase) decrease in:
Accrued interest receivable	164,420	(44,168)
Other assets	-	(3,640)
Increase (decrease) in:
Accounts payable	91,535	108,910
Accounts payable related party	-	-
Accrued officer/consulting salaries	225,000	225,001
Prepaid expenses	(13,701)	232,933
Accrued payroll	(2,000)	(45,000)
Accrued payroll taxes	38,628	35,698
Accrued slotting fees	-	(181,403)
Accrued interest	(126,700)	73,871
Other current liabilities	2,916	(171,315)
NET CASH USED IN OPERATING ACTIVITIES:	(764,676)	(176,351)

CASH FLOW (USED) FROM INVESTING ACTIVITIES:
Purchases - equipment	(4,920)	-
NET CASH FLOW USED BY INVESTING ACTIVITIES:	(4,920)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(3,194)	2,955
Proceeds from sale of common shares	1,056,119	119,675
Proceeds from notes payable - others	18,991	6,800
Repayment of notes payable - others	(18,991)	(1,138)
Proceeds from notes payable - officers	500
Repayment of notes payable - officers
Advances to (from) officers	(278,181)	49,051

NET CASH PROVIDED BY FINANCING ACTIVITIES:	$775,244	$177,343

Increase (decrease) in cash and cash equivalents	$5,648	$992
Cash at beginning of period	992	$-
CASH AT END OF PERIOD	$6,640	$992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income Taxes	$800	$800

NON-CASH FINANCING ACTIVITES:
Shares issued to employees	$-	$750
Shares issued to professionals for financing expense	$-	$1,702
Shares issued to vendors in settlement of balance owed	$-	$850
Shares issued to consultants for website expense	$-	$1,012
Shares issued to professionals for services rendered	$-	$2,160
Dividends payable on Series A preferred shares reversed	$(135,600)	$33,900
Shares issued to executive officers	$-	$4,750

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

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,158,476 and a cash flow from operations of $764,676 for the period ended September 30, 2009, and had a working capital deficit of $2,684,924 and shareholders’ deficit of $2,641,004 as of September 30, 2009. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis.

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

Net Loss Attributable to Common Shareholders
Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  There was a weighted average number of common stock shares outstanding of 59,340,860 at September 30, 2009 and 33,315,172 at September 30, 2008. Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of 3,697,940 and 17,006,837 for the nine months ended September 30, 2009 and 2008, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive. The common equivalent shares are a result of warrants issued for convertible debt.

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

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has not provided for any possible penalty assessments.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes due at September 30, 2009 and 2008 totaled $633,311 and $570,576.

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at September 30, 2009 and 2008:

	2009	2008

Interest payable	$113,940	$215,963
State taxes	800	800
Other	-0-	-0-
	$114,740	$216,763

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

Rent expense for the nine months ended September 30, 2009 and 2008 amounts to $95,602 and $51,569.

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

The minimum Franchise Tax Fee cannot be offset with loss carry forwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate $2,394,089 valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The loss carry forwards will begin to expire in 2026 for federal income tax and 2012 for state income tax.

The significant components of the Company’s deferred tax assets are as follows:

Deferred Tax Assets as of September 30, 2009

	Federal	State
Net operating loss
Year End 2007	$3,182,174	$3,181,374
Year End 2008	1,248,289	1,247,489
Nine Months Ended September 30, 2009	1,158,476	1,157,676
	5,588,939	5,586,539

Tax rate	34.00%	8.84%

Tax provision	$1,900,239	$493,850
Valuation allowance	$(1,900,239)	$(493,850)

	$-0-	$-0-

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

Private Placement of Common Shares
During the year ended December 31, 2008, the Company raised $220,174 from private placements. The common shares to be issued totaled 2,695,997. During the period ending September 30, 2009 the company raised $1,056,119 from private placement with 18,386,060 common shares to be issued.

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

Pursuant to the August 24, 2008 five and one-half-year Employment Agreement, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,500,000 warrants each at an exercise price of $0.17 per share as bonus.  A Black Scholes calculation determined the value of the warrants was $237,500 of bonus.  The Black Scholes calculation takes into consideration the following assumptions:  5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, a ten year term, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a term of ten years. During the nine month period ended September 30, 2009 the company received $1,160,332 from the sale of 14,454,763 shares of common stock to be issued. This bonus was originally expensed at the time it was granted, however this amended filing has amortized the expense over the term of the employment agreements.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the period ended March 30, 2009 and 2008 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share
Outstanding at January 1, 2007	905,831	$0.51

Granted	3,025,000	$0.10 – 0.50

Expired	0	$0.50

Outstanding at December 31, 2007	3,925,813	$0.15

Granted August 2008 and March 31, 2009	5,000,000	$0.17

Expired	3,020,000	$--

Outstanding at December 31, 2008 and September 30, 2009	5,425,813	$0.16

Exercisable at December 31, 2008 and September 30, 2009	8,425.813	$0.16

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

The above table has been amended from the original filing to correct a math error and to account for the expiration of 3,020,000 warrants in June 2009. The weighted-average remaining contractual life of the warrants outstanding at September 30, 2009 is from two to ten years.

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

14. RESTATEMENTS

September 30, 2008	Notes	Originally Filed	Adjustment	Restated
Prepaid Expense Warrants	1	0	232,933	232,933
Other Assets	2	106	12,894	13,000
Book Overdraft	3	NA	NA	NA
Accrued Payroll Taxes	4	342,542	228,034	570,576
Accrued Interest	5	216,869	(106)	216,763
Accounts Payable	8	1,614,355	(800)	1,613,555
Common Stock	6	50,622	(1,010)	49,612
Additional Paid in capital	7	5,200,588	460	5,201,048
Machinery and Equipment net	9	NA	NA	NA
Accumulated Deficit		(9,095,665)	19,249	(9,076,416)

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT
For the Nine Months Ending September 30, 2009 (unaudited)

September 30, 2009	Notes	Originally Filed	Adjustment	Restated
Prepaid Expense Warrants	1	0	214,664	214,664
Other Assets	2	26,000	13,000	39,000
Book Overdraft	3	NA	NA	NA
Accrued Payroll Taxes	4	378,736	254,577	633,311
Accrued Interest	5	237,119	(122,379)	114,740
Accounts Payable	6	NA	NA	NA
Common Stock	7	82,075	2,192	84,267
Additional Paid in capital	8	7,699,689	(2,742)	7,696,947
Machinery and Equipment net	9	NA	NA	NA
Accumulated Deficit		(10,519,036)	96,818	(10,422,218)
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

For the nine months ending September 30, 2009, there were no sales. Revenue for the nine month period ended September 30, 2008 consisted of the reversal of $181,558 in slotting fees. The Company closed its manufacturing activities in October 2007, as well as its manufacturing, distribution, and warehousing facilities in St. Joseph, Missouri and abandoned all of the inventory, equipment, and leasehold improvements in settlement of its lease and equipment financing obligations. The Company also terminated all but three of its active personnel at its administrative offices in Los Angeles, CA. Sales and marketing expenses increased by $180,765, which consisted of an increase of $67,453 in product research, a decrease of $14,959 in advertising and promo expenses, an increase of $122,552 in consulting and research, an increase of $23,171 in PR/Website and a decrease of $17,452 of other sales and marketing expenses. General and administrative expenses were reduced by $211,405. This amount consisted of the reduction for equipment depreciation of $5,195 the increase of advertising costs of $57,800, a reduction of $285,000 for officers salaries, a reduction of $68,748 for business expenses, an increase of $37,938 for website and computer enhancements, an increase of $44,033 for rent, a decrease of $4,464 for legal, accounting, and processing fees, a reduction of $120,610 for professional fees, an increase of $48,650 for consulting, an increase of $34,928 for payroll and payroll taxes and an increase of $49,263 of other general and administrative expenses.

Results of Operations for the Three Months Ended September 30, 2009 compared with the Three Months Ended September 30, 2008.

For the three months ending September 30, 2009, there were no sales. Sales and marketing expenses increased by $162,168, which consisted of an increase of $23,870 in advertising, an increase of $61,143 in consulting and research, an increase of $52,677 in PR/Website and an increase of $24,478 of other sales and marketing expenses. General and administrative expenses were increased reduced by $148,549. This amount consisted of the increase of advertising costs of $26,900, an increase of $6,492 for business expenses, an increase of $12,051 for website and computer enhancements, and a decrease of $17,842 for rent, an increase of $36,222 for legal, accounting, an increase of $16,678 for reimbursement expenses, an increase of $32,066 for payroll and payroll taxes and a reduction of $35,982 for other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At September 30, 2009 and December 31, 2008, we had a working capital deficit of $2,684,924 and $3,387,383, respectively, and a shareholder’s deficit of $2,641,004 and $3,348,383, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $1,158,476, a cash use from operations of $764,676 for the period ended September 30, 2009, and a working capital deficiency of $2,684,924 and a shareholder deficiency of $2,641,004 at September 30, 2009. These matters raise substantial doubt about our ability to continue as a going concern.

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

Historical Trends

Cash Flows from Operating Activities. We used $764.676 of cash flows from operating activities during the nine months ended September 30, 2009 compared to using $176,351 in the comparable period in 2008.

Cash Flows from Investing Activities. We used $4,970 cash flow from investing activities for the purchase of equipment during the nine months ended September 30, 2009. We had no cash flows from investing activities for the nine months ended September 30, 2008.

Cash Flows from Financing Activities. Cash flow provided by financing activities totaled $775,244 and $177,343 for the nine months ended September 30, 2009 and 2008, respectively. The primary sources of cash for the year ended December 31, 2008 were proceeds from sale of common stock of $220,175 net of costs, and proceeds from short-term debt, $6,800, and advances from officers of $11,262.  The primary sources of cash for the nine months ended September 30, 2009 were proceeds from the sale of Common stock of $1,056,119.

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