Form 10-K/A
period 2009-12-31
ALL AMERICAN PET COMPANY, INC.
filed 2010-08-19
CIK 1362502

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of All American Pet Company Inc. (“Company”) in its entirety for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission on March 31, 2010.  Please see footnote number fifteen (#15). is amendment is being filed to reflect corrections to inadvertent errors in the amortization of employee bonus expense and expensing accrued payroll taxes, and the associated penalties and interest in the period that they were assessed instead of in lump sum amounts. These amendments will change the original filing to disclosures on the Condensed Consolidated Statements of Operations (for the twelve months ended December 31, 2009 and December 31, 2008) and, as a result of such errors, to Item 2 - “Management’s Discussion and Analysis of Financial Condition and Plan of Operation - Results of Operations.” This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Report on Form 10-K for periods ending December 31, 2009 and December 31, 2008. Please see footnote number fifteen (#15).

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

Our independent registered public accountants included an explanatory paragraph in their audit report in connection with our 2009 financial statements stating that because we have incurred a net loss of $2,013,798 and a negative cash flow from operations of $1,000,450 for the year ended December 31, 2009 and had a working capital deficiency of $2,965,123 and a shareholders' deficiency of $2,921,613 at December 31, 2009, there is substantial doubt about our ability to continue as a going concern.  These factors, along with others, may indicate that we will be unable to continue as a going concern for a period of twelve months or less.

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

We had a working capital deficit of $2,965,123 at December 31, 2009, which means that our current liabilities exceeded our current assets on December 31, 2009 by that amount. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2009 were not sufficient to satisfy all of our current liabilities as of that date.

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

Pursuant to the August 24, 2008 five and one-half-year Employment Agreement, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,500,000 warrants each at an exercise price of $0.17 per share as bonus.  A Black Scholes calculation determined the value of the warrants was $237,500 of bonuses.  The Black Scholes calculation takes into consideration the following assumptions:  5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, a ten year term, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a contractual term of ten years.

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

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the year ended December 31, 2009 and 2008 is as follows:

	Number of Units	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2007	905,813	0.51

Granted - 2007	3,025,000	0.10 – 0.50

Expired - 2007	0	0.50

Outstanding at December 31, 2007	3,925,813	0.15

Granted - 2008	5,000,000	0.17

Expired - 2008	500,000	--

Outstanding at December 31, 2008	8,425,813.16
Granted 2009	1,800,000
Expired 2009	3,020,000
Exercisable at December 31, 2009	7,225,813.16

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

Pursuant to the August 24, 2008 five and one-half-year Employment Agreement, the Company issued 2,375,000 shares of Common stock to both Lisa Bershan and Barry Schwartz as a signing bonus.

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

For the year ended December 31, 2009, there were no sales. Revenue for the year ended December 31, 2008 consisted of the reversal of $174,884 in slotting fees. The Company closed its manufacturing activities in October 2007, as well as its manufacturing, distribution, and warehousing facilities in St. Joseph, Missouri and abandoned all of the inventory, equipment, and leasehold improvements in settlement of its lease and equipment financing obligations. The Company also terminated all but three of its active personnel at its administrative offices in Los Angeles, CA. Sales and marketing expenses increased by $698,976, which consisted of an increase of $369,500 for the contest fee, an increase of $67,253 in product research, an increase of $223,757 in consulting and research, an increase of $23,171 in PR/Website and an increase of $15,295 of other sales and marketing expenses. General and administrative expenses were reduced by $24,203. This amount consisted of the write off of $303,549 of old accrued operating expenses that on advice of our accounting staff is no longer considered due and payable, the increase of advertising costs of $77,800, a reduction of $285,000 for officers salaries, an increase of $53,062 for financing expenses, an increase of $41,134 for website and computer enhancements, an increase of $233,878 for consulting fees, an increase of $79,689 for travel, entertainment and reimbursement expenses, an increase of $60,979 of rent and facilities expenses, an increase of $27,932 for insurance expenses, an increase of $68,937 for payroll expenses, a decrease of $119,639 for professional fees and an additional increase of $40,574 of other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At December 31, 2009 and December 31, 2008, we had a working capital deficit of $2,965,123 and $3,387,383, respectively, and a shareholder’s deficit of $2,921,613 and $3,348,383, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $2,013,798, a cash use from operations of $1,000,450 for the year ended December 31, 2009, and a working capital deficiency of $2,965,123 and a shareholder deficiency of $2,921,613 at December 31, 2009. These matters raise substantial doubt about our ability to continue as a going concern.

In their report in connection with our 2009 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $2,013,798 and a negative cash flow from operations of $1,000,450 for the year ended December 31, 2009, and a working capital deficiency of $2,965,123 and a shareholders' deficiency of $2,921,613 at December 31, 2009, there was substantial doubt about our ability to continue as a going concern.

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

Historical Trends

Cash Flows from Operating Activities. We used $1,000,450 of cash flows from operating activities during the year ended December 31, 2009 compared to using $239,887 in the comparable period in 2008.

Cash Flows from Investing Activities. We used 4,920 cash flow from investing activities for the purchase of equipment during the year ended December 31, 2009. We had no cash flows from investing activities for the year ended December 31, 2008.

Cash Flows from Financing Activities. Cash flow provided by financing activities totaled $1,005,326 and $240,879 for the year ended December 31, 2009 and 2008, respectively. The primary sources of cash for the year ended December 31, 2009 were proceeds from sale of common stock of $1,010,244 net of costs, and proceeds from short-term debt, $48,991.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Barry Schwartz,
CEO/Director	2008	$150,000(1)	-0-	$237,500(3)	-0-	-0-	-0-	$125,000(2)	$362,500
	2009	$150,000	-0-	-0-	-0-	-0-	-0-	-0-	$150,000

Lisa Bershan,
President/Director	2008	$150,000(1)	-0-	$237,500(3)	-0-	-0-	-0-	$118,750(2)	$362,500
	2009	$150,000	-0-	-0-	-0-	-0-	-0-	-0-	$150,000

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

Name and address of beneficial owner(1)	Amount of Beneficial Ownership(2)	Percent of Class(3)
5% Holders
Barry Schwartz	14,985,584	15.68%
Lisa Bershan	12,900,372	13.50%
Directors and Officers
Barry Schwartz (4) (5) 9601 Wilshire Blvd., Suite M200 Beverly Hills, CA 90210	14,958,584	15.68%

Lisa Bershan (4) (5) 9601 Wilshire Blvd., Suite M200 Beverly Hills, CA 90210	12,875,372	13.50

Victor Hollander 9601 Wilshire Blvd., Suite M200 Beverly Hills, CA 90210	2,500,000	2.62%
All executive officers and directors as a group (three persons).	30,385,956	31.80%
1.	Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
2.
Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within 60 days following December 2, 2009 from options, warrants, convertible securities or similar obligations.

3.
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

4.	Mr. Schwartz and Ms. Bershan are husband and wife.
5.	Mr. Schwartz and Ms. Bershan are husband and wife.

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

(b) Exhibits: The exhibits listed below are required by Item 601 of Regulation S-B.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger of All American Pet Company Inc., a New York corporation and All American Pet Company, Inc., a Maryland corporation, effective as of January 23, 2006.		SB-2		2.1	06/23/06

3.1	Certificate of Incorporation filed with the New York Secretary of State on February 14, 2003.		SB-2		3.1	06/23/06

3.2	Certificate of Amendment to Certificate of Incorporation filed with the New York Secretary of State on January 26, 2006.		SB-2		3.2	06/23/06

3.3	Articles of Incorporation filed with the State of Maryland Department of Assessments and Taxation on January 4, 2006.		SB-2		3.3	06/23/06

3.4	Articles Supplementary filed with the State of Maryland Department of Assessments and Taxation on January 11, 2006.		SB-2		3.4	06/26/06

3.5	Certificate of Merger filed with the New York Secretary of State on January 27, 2006.		SB-2		3.5	06/26/06

3.6	Articles of Merger filed with the State of Maryland Department of Assessments and Taxation on January 27, 2006.		SB-2		3.6	06/26/06

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

4.1	Specimen Common Stock Certificate.		10-KSB	12/31/06	4.1	07/17/07

4.2	Specimen Series A Preferred Stock Certificate.		10-KSB	12/31/06	4.2	07/17/07

4.3	Agreement, effective November 30, 2005, by and between the Company and Nortia Capital Partners, Inc.		SB-2/A-3		4.3	12/28/06

10.1	Equipment Lease Agreement dated March 8, 2006 by and between Bev-Lin Enterprises, Inc. and All American Pet		SB-2		10.1	06/23/06

10.2	Form of Subscription Agreement.		SB-2		0.2	06/23/06

10.3	Letter Agreement with L. Phillips Brown.		SB-2		10.3	06/23/06

10.4	Lease Agreement dated January 18, 2005for rental of office premises.		SB-2		10.4	06/23/06

10.5	Lease Agreement dated March 6, 2006for rental of warehouse space.		SB-2/A-3		10.5	12/28/06

10.6	Loan Agreement dated as of April 27, 2004, by and between the Company and George LaCapra.		SB-2		10.6	06/23/06

10.7	Broker Agreement dated August 1, 2006 between Crossmark, Inc. and All American Pet Company, Inc.		SB-2		10.7	06/23/06

10.8	Loan Agreement dated as of August 29, 2006 by and between the Company and Barry Schwartz.		10-KSB	12/31/06	10.8	07/17/07

10.9	Loan Agreement dated as of October 10, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.9	07/17/07

10.10	Loan Agreement dated as of October 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.10	07/17/07

10.11	Loan Agreement dated as of November 7, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.11	07/17/07

10.12	Loan Agreement dated as of November 21, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.12	07/17/07

10.13	Loan Agreement dated as of December 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.13	07/17/07

10.14	Standard Sublease dated July 21, 2008		10-K	12/31/08	10.14	12/23/09

10.15	Addendum No. 1 to Standard Sublease dated July 21, 2008		10-K	12/31/08	10.15	12/23/09

10.16	Debt Conversion Agreement – Barry Schwartz – Dated June 20, 2008		10-K	12/31/08	10. 16	12/23/09

10.17	Debt Conversion Agreement – Lisa Bershan – Dated June 20, 2008		10-K	12/31/08	10.17	12/23/09

10.18	Employment Agreement – Barry Schwartz – Dated August 24, 2008		10-K	12/31/08	10.18	12/23/09

10.19	Employment Agreement – Lisa Bershan – Dated August 24, 2008		10-K	12/31/08	10.19	12/23/09

10.20	Warrant Agreement – Barry Schwartz – Dated August 24, 2008		10-K	12/31/08	10.20	12/23/09

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.21	Warrant Agreement – Lisa Bershan – Dated August 24, 2008		10-K	12/31/08	10.21	12/23/09

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X

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

ALL AMERICAN PET COMPANY, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2009

PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEET	F-2

STATEMENT OF OPERATIONS	F-3

STATEMENT OF SHAREHOLDERS’ DEFICIT	F-4 – F-6

STATEMENT OF CASH FLOWS	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 – F-22

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

/s/ R. R. Hawkins and Associates International, a PSC
August 12, 2010
Los Angeles, CA

5777 W. Century Blvd., Suite No. 1500
Los Angeles, CA 90045
T: 310.553.5707  F: 310.553.5337
www.rrhawkins.com

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS RESTATEMENT
For the Years Ended December 31, 2009 and December 31, 2008

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$948	$992
Inventory assets	730	-
Prepaid expenses	210,096	228,365
Total Current Assets	211,774	229,357
Machinery and equipment, net	4,510	-
Other Assets	39,000	39,000
TOTAL ASSETS	$255,284	$268,357
LIABILITIES & SHAREHOLDERS' DEFICIT
Current liabilities:
Book overdraft	$-	$10,595
Accounts payable	1,584,952	1,615,618
Current portion prize	16,500	-
Accrued officers salaries	163,677	125,000
Advances from (to) officer	-	22,323
Accrued payroll	-	79,643
Accrued payroll taxes	653,747	594,683
Net present value contest prize obligation	336,500	-
Notes payable - others	288,800	781,800
Note payable - officer	10,538	10,038
Accrued interest	122,183	241,440
Dividends payable	-	135,600
Accrued liabilities- other	-	-
Total current liabilities	3,176,897	3,616,740
Total Liabilities	3,176,897	3,616,740
COMMITMENTS AND CONTINGENCIES
Shareholders' deficit:
Preferred shares, $0.001 par value, 10,000,000
shares authorized
Series A Preferred shares, 56,500 shares issued and
outstanding 8% cumulative dividend redeemable
by the Company at $10 per share plus one
share of Common stock and any unpaid
dividends	-	565,000
Common Shares, $0.001 par value, 50,000,000
shares authorized; 50,900,164 issued and
outstanding December 31, 2008; 21,203,260
issued and outstanding December 31, 2007	96,024	50,900
Additional Paid In Capital	8,329,903	5,300,259
Less subscription receivable	(70,000)
Accumulated Deficit	(11,277,540)	(9,264,542)
Total Shareholders' Deficit	(2,921,613)	(3,348,383)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$255,284	$268,357

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENTS OF OPERATIONS RESTATEMENT
For the Years Ended December 31, 2009 and December 31, 2008

	December 31, 2009	December 31, 2008
Sales	$-	$-
Slotting fees - write-off	0	(174,884)
Net sales	0	174,884
Cost of Goods Sold	0	0
Gross (Loss) Profit	0	174,884
Operating expenses
Sales and Marketing	887,028	188,052
General and administrative	1,068,272	1,092,476
Other	250	345
Total operating expenses	1,955,550	1,280,873
Loss from operations	(1,955,550)	(1,105,989)
Loss from abandonment of assets	0	14,923
Other income interest	30
Interest Expense	57,478	126,577
Income (loss) before income taxes	(2,012,998)	(1,247,489)
Provision for income taxes	800	800
Net loss	(2,013,798)	(1,248,289)
Preferred stock dividend	0	45,200
Net loss attributable to common stockholders	$(2,013,798)	$(1,293,489)

Net loss per common share	$(0.03)	$(0.04)
Weighted average number of common shares outstanding (basic and diluted)	62,459,415	33,315,172

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

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY RESTATEMENT –CONTINUED-
For the Years Ended December 31, 2009 and December 31, 2008

	COMMON SHARES	COMMON SHARES - TO BE ISSUED	COMMON SHARES AMOUNT	COMMON SHARES TO BE ISSUED AMOUNT	WARRANTS	WARRANTS AMOUNT	SERIES A PREFERRED SHARES	SERIES A PREFERRED AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' (DEFICIT)
Warrants issued to officers	--	--	--	--	5,000,000	237,500	--	--	237,500	--	237,500

Stock issued to executive officers- signing bonus	4,750,000		4,750						280,250		285,000

Conversion of Accrued Officers Salaries	15,776,956		15,777						367,085		382,862

Series A Preferred Stock Dividends	--	--	--	--	--	--	--	--	--	(45,200)	(45,200)

Net loss	--	--	--	--	--	--	--	--	--	$ (1,247,489)	$ (1,247,489)

BALANCE AT
December 31, 2008	45,914,216	4,985,997	$ 45,914	$ 4,986	5,000,000	$ 237,500	56,500	$ 565,000	$ 5,300,259	$ (9,264,542)	$ (3,348,383)

Series A Preferred Stock Conversions	5,025,000		5,025				(56,500)	$ (565,000)	695,575		135,600

Conversion of note payable- unrelated party	9,955,594		9,956						663,380		673,336

Stock issued for employee bonus	50,000		50						2,950		3,000

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY RESTATEMENT –CONTINUED-
For the Years Ended December 31, 2009 and December 31, 2008

	COMMON SHARES	COMMON SHARES - TO BE ISSUED	COMMON SHARES AMOUNT	COMMON SHARES TO BE ISSUED AMOUNT	WARRANTS	WARRANTS AMOUNT	SERIES A PREFERRED SHARES	SERIES A PREFERRED AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' (DEFICIT)

Stock issued for consulting fee to various vendors	10,293,150		10,293						607,295		617,588

Common Stock subscription receivable									(70,000)		(70,000)

Stock issued through private placement	19,800,114		19,800						1,060,444		1,080,244

Stock to be issued through private placement	4,513,856	(4,513,856)	4,514	(4,514)			--	--	0		0

Warrants issued through private placement					1,800,000	144,000			0		0

Net loss	--	--	--	--			--	--	--	($2,012,998)	($2,012,998)
BALANCE AT
December 31, 2009	95,551,930	472,141	$95,552	$472	6,800,000	$381,500	-	-	$8,259,903	($11,277,540)	($2,921,613)

The accompanying notes are an integral part of these statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS RESTATEMENTS
For the Years Ended December 31, 2009 and December 31, 2008

	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,013,798)	$(1,293,489)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	410	20,117
Loss on abandonment of assets		14,923
Common shares issued for services	620,588	388,440
Shares Issued (Senior Management Signing Bonus)		285,000
(Increase) decrease in:
Accounts recievable		6,674
Inventory	(730)
Accrued interest receivable	190,174	(45,762)
Other assets	0	(29,640)
Increase (decrease) in:
Accounts payable	(30,666)	110,973
Accounts payable related party
Accrued officer/consulting salaries	38,677	300,001
Prepaid expenses	(18,269)	228,365
Accrued payroll	(79,643)	(45,000)
Accrued payroll taxes	59,064	59,804
Accrued slotting fees		(181,403)
Accrued interest	(119,257)	98,548
Other current liabilities	353,000	(157,438)
NET CASH USED IN OPERATING ACTIVITIES:	(1,000,450)	(239,887)

CASH FLOW (USED) FROM INVESTING ACTIVITIES:
Purchases - equipment	(4,920)
NET CASH FLOW USED BY INVESTING ACTIVITIES:	(4,920)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(10,595)	3,780
Proceeds from sale of common shares	1,010,244	220,175
Proceeds from notes payable - others	48,991	6,800
Repayment of notes payable - others	(21,491)	(1,138)
Proceeds from notes payable - officers	500	0
Repayment of notes payable - officers
Advances to (from) officers	(22,323)	11,262
NET CASH PROVIDED BY FINANCING ACTIVITIES:	$1,005,326	$240,879

Increase (decrease) in cash and cash equivalents	$(44)	$992
Cash at beginning of period	992	0
CASH AT END OF PERIOD	$948	$992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income Taxes	$800	$800

NON-CASH FINANCING ACTIVITES:
Shares issued to employees	$50	$750
Shares issued to professionals for financing expense	$-	$1,702
Shares issued to vendors in settlement of balance owed	$-	$850
Shares issued to consultants for website expense	$-	$1,012
Shares issued to professionals for services rendered	$617,588	$2,160
Dividends payable on Series A preferred shares reversed	$(135,600)	$45,200
Shares issued to executive officers		$4,750

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

Basis of Presentation

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $2,013,798 and a cash flow (used) from operations of $(1,000,450) for the year ended December 31, 2009, and had a working capital deficit of $2,965,123 and shareholders’ deficit of $2,921,613 as of December 31, 2009. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis.

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

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has not provided for any possible penalty assessments.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes due at December 31, 2009 and 2008 totaled $653,747 and $594,683.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at December 30, 2009 and 2008:

	2009	2008

Interest payable	$121,383	$240,640
State taxes	800	800
	$122,183	$241,440

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

10. INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  Deferred income tax assets relate to net operating loss carry forwards incurred while the Company filed tax returns as a Subchapter S Corporation under the Internal Revenue Code of 1986 and are not considered material. A Subchapter S Corporation’s operating results pass through to shareholders, therefore no deferred tax accounting was appropriate when the Company had this structure. Effective January 11, 2006, the Company no longer qualified as a Subchapter S Corporation when a second class of stock was created. All operating loss carry forwards prior to January 11, 2006 are not available to offset future taxable earnings of the Company. There is no provision for federal income taxes because the Company has incurred operating losses. The Company has recorded a state income tax provision of $800, which represents the minimum Franchise Tax Fee in the State of California. The minimum Franchise Tax Fee cannot be offset with loss carry forwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company has recorded an aggregate $2,760,510 valuation allowance against its deferred federal and state tax assets, since it is believed that such assets do not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The loss carry forwards will begin to expire in 2026 for federal income tax and 2012 for state income tax.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

The significant components of the Company’s deferred tax assets are as follows:

Deferred Tax Assets as of December 31, 2009

	Federal	State
Net operating loss:
Year End 2007	$3,182,174	$3,181,374
Year End 2008	1,248,289	1,247,489
Year End 2009	2,013,798	2,012,998
Total Loss Carry forward	$6,444,261	$6,441,861

Tax rate	34.00%	8.84%
Tax provision	$2,191,049	$569,461
Valuation Allowances	(2,191,049)	(569,461)
	$-0-	$-0-

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

Pursuant to the August 24, 2008 five and one-half-year Employment Agreement, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,500,000 warrants each at an exercise price of $0.17 per share as bonus.  A Black Scholes calculation determined the value of the warrants was $237,500 of bonus.  The Black Scholes calculation takes into consideration the following assumptions:  5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, a ten year term, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a term of ten years. During the year ended December 31, 2009 the company received $1,080,243 from the sale of 19,800,114 shares of common stock to be issued. In the original filing this bonus was expensed in the period it was granted in this amended filing th expense has been amortized over the term of the employment agreement.

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the period ended December 31, 2009 and 2008 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share

Outstanding at December 31, 2007	3,925,813	$0.15

Granted August 2008	5,000,000	$0.17

Expired	500,000
Outstanding December 31, 2008	8,425,813

Expired 2009	3,020,000

Granted December 2009	1,800,000	$0.10

Outstanding at December 31, 2009	7,025,813	$0.16

The above chart has been amended to correct a mathematical error and to account for the expiration of 3,020,000 warrants in June of 2009.  The weighted-average remaining contractual life of the warrants outstanding at December 31, 2009 is from four to ten years.

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

ALL-AMERICAN PET COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

15. RESTATEMENTS

December 31, 2008	Note	Originally Filed	Adjustment	Restated
Prepaid Expense Warrants	1	0	228,365	228,365
Other Assets	2	26,000	13,000	39,000
Book Overdraft	3	9,603	992	10,595
Accrued Payroll Taxes	4	374,302	220,382	594,683
Accrued Interest	5	315,524	(74,084)	241,440
Common Stock	6	NA	NA	NA
Additional Paid in Capital	7	NA	NA	NA
Accounts Payable	8	NA	NA	NA
Machinery & Equipment net	9	NA	NA	NA
Banking	10	0	992	992
Accumulated Deficit		(9,359,611)	95,069	(9,264,542)

December 31, 2009	Note	Originally Filed	Adjustment	Restated
Prepaid Expense Warrants	1	0	210,096	214,664
Other Assets	2	26,000	13,000	39,000
Book Overdraft	3	NA	NA	NA
Accrued Payroll Taxes	4	382,881	270,869	653,747
Accrued Interest	5	244,562	(122,379)	122,183
Common Stock	6	NA	NA	NA
Additional Paid in Capital	7	NA	NA	NA
Accounts Payable	8	NA	NA	NA
Machinery & Equipment net	9	NA	NA	NA
Banking	10	NA	NA	NA
Accumulated Deficit		(11,352,148)	74,608	(11,277,540)

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

5.	Accrued Interest and Accrued Liabilities – Other: Reclassification.
6.	Common Stock: This is due to a reclassification.
7.	Additional Paid in Capital: This is due to a reclassification.
8.	Accounts Payable: This is due to a reclassification.
9.	Machinery & Equipment net: This is due to a reclassification.
10.	Banking: This is due to an accounting error.