Form 10-Q/A
period 2010-03-31
ALL AMERICAN PET COMPANY, INC.
filed 2010-08-19
CIK 1362502

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

Explanatory Note

On May 25, 2010, All American Pet Company Inc. (the “Company”) filed with the Securities and Exchange Commission its Form 10-Q for the quarterly period ended March31, 2010.

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

ALL AMERICAN PET COMPANY, INC.
FOR THE THREE MONTHS ENDED
March 31, 2010

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS RESTATEMENT

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$353	$948
Prepaid expenses	177,423	210,096
Inventory	16,461	730
Total current assets	194,237	211,774
Machinery and equipment, net	21,199	4,510
Other assets	42,300	39,000
TOTAL ASSETS	$257,736	$255,284
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$27,339	$-
Accounts payable	1,590,580	1,584,952
Accounts payable due to related party	30,000	-
Current portion contest prize	33,333	16,500
Accrued officers salaries	188,544	163,677
Accrued payroll taxes	672,867	653,747
Notes payable - others	254,500	284,500
Note payable - related parties	14,838	14,838
Accrued interest	128,665	122,183
Total current liabilities	2,940,666	2,840,397
Net present value contest prize obligation	308,421	336,500
TOTAL LIABILITIES	3,249,087	3,176,897
COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common shares
Authorized 250,000,000
Issued and outstanding March 31, 2010
(105,440,498) and December 31, 2009
(95,551,926)	110,478	96,024
Additional paid in capital	9,719,713	8,329,903
Common stock subscription receivable	-	(70,000)
Accumulated deficit	(12,821,542)	(11,277,540)
Total stockholders' deficit	(2,991,351)	(2,921,613)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$257,736	$255,284

See Accompanying Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS RESTATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

	March 31, 2010	March 31, 2009

REVENUE	$-	$-

OPERATING EXPENSES
Sales and marketing	102,271	(12,803)
Consulting services	1,119,010	0
General and administrative	314,800	96,085
TOTAL OPERATING EXPENSES	1,536,081	83,282

LOSS FROM OPERATIONS	(1,536,081)	(83,282)

OTHER INCOME/EXPENSES:
Gain on forgiveness of debt	7,330	-
Interest expense	(15,251)	16,816
TOTAL OTHER INCOME/EXPENSES	(7,921)	16,816

LOSS BEFORE INCOME TAXES	(1,544,002)	(100,098)

PROVISION FOR INCOME TAXES	(800)	(800)

NET LOSS	$(1,544,802)	$(100,898)

NET LOSS PER COMMON SHARE	$(0.016)	$(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC)	97,546,341	47,298,846

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

	March 31, 2010	March 31, 2009
	(unaudited)
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,544,802)	$(100,898)
Income tax provision	800	-
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	264	-
Common shares issued for services	1,107,989	-
(Increase) decrease in:
Accrued interest receivable	-	154,084
Other assets	(3,300)	-
Inventory	(15,731)	-
Increase (decrease) in:
Accounts payable	5,628	(41,135)
Accounts payable related party	30,000	-
Accrued officer/consulting salaries	24,866	75,000
Prepaid expenses	32,673	(4,567)
Accrued payroll taxes	19,120	11,276
Accrued interest	6,483	(131,775)
Other current liabilities	(11,246)	(1,650)
NET CASH USED IN OPERATING ACTIVITIES:	(347,256)	(39,665)

CASH FLOW (USED) FROM INVESTING ACTIVITIES:
Purchases - equipment	(16,953)	-
NET CASH FLOW USED BY INVESTING ACTIVITIES:	(16,953)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	27,339	(10,595)
Proceeds from sale of common shares	366,275	43,320
Proceeds from notes payable - others	-	13,500
Repayment of notes payable - others	(30,000)
Advances from officers		(6,068)
NET CASH PROVIDED BY FINANCING ACTIVITIES:	$363,614	$40,157

Increase (decrease) in cash and cash equivalents	$(595)	$492
Cash at beginning of period	948	$992
CASH AT END OF PERIOD	$353	$1,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Shares issued to vendors in settlement of balance owed	$1,107,989	$-
Dividends payable on Series A preferred shares reversed	$-	$(135,600)

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

Going Concern

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,544,802 and a cash flow used by operations of $347,256 for the three months ended March 31, 2010, and had a working capital deficit of $2,746,429 and shareholders’ deficit of $2,991,351 as of March 31, 2010. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Estimated useful lives are as follows:
Computer equipment 3 - 5 years

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. MACHINERY AND EQUIPMENT

Detail of machinery and equipment at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009

Computer equipment and software	$27,094	$27,094
Warehouse	16,953	-0-
Total	44,047	27,094
Accumulated depreciation	(22,848)	(22,584)
	$21,199	$4,510

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended March 31, 2010 and 2009 was $246 and $0, respectively.

4. OTHER ASSETS

Other assets include the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Deposits	$42,300	$39,000
	$42,300	$39,000

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has provided an estimate for any possible penalty assessments and interest.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes due at March 31, 2010 and December 31, 2009 totaled $672,867 and $387,064, respectively.

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Interest payable	$128,666	$121,383
State taxes	-0-	800
	$128,666	$122,183

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10. STOCKHOLDERS’ DEFICIT

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants Outstanding
A summary of the Company’s outstanding warrants and activity as of March 31, 2010 and December 31, 2009 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share

Outstanding at December 31, 2007	3,925,813	$ 0.15
Granted August 2008	5,000,000	$ 0.17
Outstanding December 31, 2008 and March 31, 2009	8,437,031
Expired	3,020,000
Granted December 2009	1,800,000	$ 0.10
Outstanding at December 31, 2009 and March 31, 2010	7,225,813	$ 0.16

The weighted-average remaining contractual life of the warrants outstanding at March 31, 2010 is from four to ten years. This chart has been amended from the original filing to correct a mathematical error and to account the expiration of 3,020,000 warrants in June of 2009.

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

14. RESTATEMENTS

BALANCE SHEET	Note	As Originally Filed	Adjustment	Restated
Prepaid Expense Warrants	1	500	176,923	177,423
Machinery & Equipment net	2	20,417	782	21,199
Other Assets	3	31,300	11,000	42,300
Accounts Payable	4	1,609,389	(18,809)	1,590,580
Accrued Payroll Taxes	5	387,064	285,803	672,867
Accrued Interest	6	251,797	(123,132)	128,665
Accumulated Deficit	7	(12,866,384)	44,842	(12,821,542)

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF OPERATIONS	Note	As Originally Filed	Adjustment	Restated
General and administrative	8	285,572	29,228	314,800
Interest expense	9	13,913	1,338	15,251
Net loss		(1,514,236)	(30,556)	(1,544,802)
Net loss per share		$(0.016)	-	$(0.016)

Notes:
1.
Prepaid Expense – Warrants:  This is due to a correction of an accounting error.  The fair values of the warrants were originally recorded as an expense upon issuance.  The warrants were part of employment agreements with officers of the Company and have been corrected to record the fair value of the warrants over the requisite service period.

2.
Machinery & Equipment, net – This is due to a correction of an accounting error.  The Company received an updated purchase order the value of the equipment.  This adjustment also increased accounts payable.

3.
Other Assets:  This is due to a correction of an accounting error.  The security deposit for rent was originally expensed and has been corrected to capitalize the refundable security deposit as an asset.

4.
Accounts Payable: This is due to a correction of an accounting error related to the correction of balances owed for payroll taxes and expenses.  Additionally, it includes an adjustment for the updated purchase order for equipment described above.

5.
Accrued Payroll Taxes:  This is due to a correction of an accounting error.  The Company did not record penalties and interest on accrued payroll taxes to federal and state agencies.  This has been corrected to properly record the penalties and interest.  This adjustment also includes adjustments from the prior period restatements.

6.	Accrued Interest and Accrued Payroll Taxes: Reclassification from accrued interest to accrued payroll taxes for amount related to interest due on past due payroll taxes.
7.	Accumulated Deficit: See restatement changes to the statement of operations for the detail on the adjustments. This adjustment also includes adjustments from the prior period restatements.
8.
General and administrative expenses:  This is due to a correction of an accounting error.  The Company adjusted for the correction of payroll taxes, penalties and interest.  It also includes an adjustment for the amortization of the fair value of the warrants issued as part of an employment agreement.

9.	Interest expense: This is due to a correction of an accounting error. The Company adjusted for the correction of interest on past due payroll taxes.

15. SUBSEQUENT EVENTS

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ending March 31, 2010, there were no sales. Sales and marketing expenses increased by $115,074, which consisted of an increase of $9,182 in product research, an increase of $56,256 in consulting and research, an increase of $14,031 in PR/Website and an increase of $35,606 of other sales and marketing expenses. General and administrative expenses were increased by $1,337,725. This amount consisted of the increase of $1,119,010 in consulting expenses, the reduction for equipment depreciation of $246, the increase of research and development costs of $12,410, an increase of $481 for website and computer enhancements, an increase of $338 for rent, an increase of $56,725 for legal, accounting, and processing fees, an increase of $23,980 for professional fees, an increase of $41,259 for payroll and payroll taxes and an additional increase $83,768 of other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At March 31, 2010 and December 31, 2009, we had a working capital deficit of $2,746,429 and $2,628,623, respectively, and a stockholder’s deficit of $2,991,351 and $2,921,613, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $1,544,802, and cash used from operations of $347,256 for the period ended March 31, 2010, and a working capital deficiency of $2,746,429 and a stockholder deficiency of $2,991,351 at March 31, 2010. These matters raise substantial doubt about our ability to continue as a going concern.

In their report in connection with our 2009 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $2,013,798 and a negative cash flow from operations of $1,000,450 for the year ended December 31, 2009, and a working capital deficiency of $2,628,623 and a shareholders' deficiency of $2,921,613 at December 31, 2009, there was substantial doubt about our ability to continue as a going concern.

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

Historical Trends

Cash Flows from Operating Activities. We used $347,256 of cash flows from operating activities during the three months ended March 31, 2010 compared to using $39,665 in the comparable period in 2009.

Cash Flows used by Investing Activities. We used $16,953 for the purchase of equipment during the three months ended March 31, 2010 We had no cash flows used by investing activities for the three months ended March 31, 2009.

Cash Flows from Financing Activities. Cash flow provided by financing activities totaled $363,614 and $40,157 for the three months ended March 31, 2010 and 2009, respectively. The primary sources of cash for the three month period ended March 31, 2009 were proceeds from sale of common stock of $43,320 net of costs, and proceeds from notes payable of $17,191.  The primary sources of cash for the three months ended March 31, 2010 were proceeds from the sale of Common stock of $366,275.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period

Item 5. Other Information

None.

Item 6 Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of PEO pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of PEO pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of PFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

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