Form 10-Q
period 2010-06-30
ALL AMERICAN PET COMPANY, INC.
filed 2010-08-23
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33300

ALL AMERICAN PET COMPANY, INC.
(Exact name of registrant as specified in its charter)

Maryland
(State or other jurisdiction of incorporation or organization)

9601 Wilshire Blvd., Suite M200
Beverly Hills, California
(Address of principal executive offices)

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
Yes  ☐     No  ☒

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of August 16, 2010, the Registrant had outstanding 138,015,112 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 10,237,031 shares of Common Stock.

ALL AMERICAN PET COMPANY, INC.
FOR THE SIX MONTHS ENDED
June 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	Six months ended June 30, 2010	Six months ended December 31, 2009
	(unaudited)	(audited)
		RESTATED
ASSETS
Current assets:
Cash	$165	$948
Prepaid expenses	299,218	210,096
Employee advances	6,349	-
Inventory	58,591	730
Total current assets	364,323	211,774
Machinery and equipment , net	156,898	4,510
Other assets	42,300	39,000
TOTAL ASSETS	$563,521	$255,284
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$2,113	$-
Accounts payable	1,705,651	1,584,952
Accounts payable due to related party	100,199	-
Current portion contest prize	33,333	16,500
Current portion of settlement payable	18,852	-
Current portion of capital lease obligation	64,835	-
Derivative liability	1,438	-
Share guarantee liability	600,000	-
Accrued officers salaries	-	163,677
Accrued payroll taxes	698,175	653,747
Notes payable - others	324,500	284,500
Note payable - related parties	4,300	14,838
Accrued interest	130,719	122,183
Total current liabilities	3,684,115	2,840,397
Long-term liabilities:
Net present value contest prize obligation	313,675	336,500
Settlement payable	23,577
Capital lease obligation, net of current portion	60,010	-
Total long-term liabilities	397,262	336,500
TOTAL LIABILITIES	4,081,377	3,176,897

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common shares, authorized 250,000,000 issued and
outstanding June 30, 2010 (135,618,473) and
December 31, 2009 (95,551,930)	139,368	96,024
Additional paid in capital	11,475,227	8,329,903
Common stock subscription receivable	(15,000)	(70,000)
Common stock receivable	(52,000)	-
Accumulated deficit	(15,065,451)	(11,277,540)
Total stockholders' deficit	(3,517,856)	(2,921,613)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$563,521	$255,284

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
		RESTATED		RESTATED

REVENUE	$-	$-	$-	$-

Cost of Goods Sold	(830)	0	(830)	0
GROSS PROFIT	830	0	830	0

OPERATING EXPENSES
Sales and marketing	313,545	167,220	415,816	154,417
General and administrative	1,241,210	348,656	2,360,220	444,740
TOTAL OPERATING EXPENSES	1,554,755	515,876	2,776,036	599,157

LOSS FROM OPERATIONS	(1,554,755)	(515,876)	(2,776,036)	(599,157)

OTHER INCOME/EXPENSES:
Gain on forgiveness of debt	-	-	7,330	-
Other income	-	28	-	28
Interest expense	(122,546)	(14,190)	(137,797)	(31,006)
Share guarantee expense	(880,000)	-	(880,000)	-
Derivative expense	(1,438)	-	(1,438)	-
TOTAL OTHER INCOME/EXPENSES	(1,003,984)	(14,162)	(1,011,905)	(30,978)

LOSS BEFORE INCOME TAXES	(2,557,909)	(530,038)	(3,787,111)	(630,135)

PROVISION FOR INCOME TAXES	-	-	(800)	(800)

NET LOSS	$(2,557,909)	$(530,038)	$(3,787,911)	$(630,935)

NET LOSS PER COMMON SHARE	$(0.025)	$(0.011)	$(0.037)	$(0.011)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC)	100,423,533	48,373,734	103,380,847	59,340,860

See Accompanying Notes to Consolidated Financial Statements.
2

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	June 30, 2010	June 30, 2009
		RESTATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,787,911)	$(630,935)
Provision for income taxes	800	-
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	492	-
Amortization of contest prize	(5,992)	-
Amortized finance cost	16,667	-
Gain on debt forgiveness	(7,330)	-
Common shares issued as additional financing cost	106,352	-
Common shares issued for officer compensation	368,090	-
Common shares issued for services	1,582,059	-
Common shares issued for share guarantee expense	280,000	-
(Increase) decrease in:
Accrued interest receivable	-	164,420
Other assets	(3,300)	-
Inventory	(57,861)	-
Prepaid expenses	44,211	(9,134)
Increase (decrease) in:
Accounts payable	87,459	(73,966)
Accounts payable related party	130,199	-
Accrued officer/consulting salaries	14,019	150,000
Accrued payroll	-	(2,000)
Accrued payroll taxes	44,429	22,076
Accrued interest	14,174	(134,125)
Other current liabilities	-	7,484
Settlement payable	(9,571)	-
Derivative liability	1,438	-
Share guarantee liability	600,000	-
NET CASH USED IN OPERATING ACTIVITIES:	(582,376)	(506,180)

CASH FLOW (USED) FROM INVESTING ACTIVITIES:
Purchases - equipment	(28,035)	(4,920)
Purchases – capital lease assets	(124,845)	-
NET CASH FLOW USED BY INVESTING ACTIVITIES:	(152,880)	(4,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	2,113	(10,595)
Capital lease obligation	124,845	-
Proceeds from sale of common shares	567,516	800,839
Proceeds from notes payable - others	70,000	3,400
Repayment of notes payable - others	(30,000)	-
Repayment of notes payable - officers	-	500
Advances to officers	(85,849)	(220,554)
NET CASH PROVIDED BY FINANCING ACTIVITIES:	734,474	573,590

Increase (decrease) in cash and cash equivalents	(783)	62,490
Cash at beginning of period	948	992
CASH AT END OF PERIOD	$165	$63,482

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income Taxes	$800	$800

NON-CASH FINANCING ACTIVITIES:
Shares issued for interest on notes payable	$14,000	$-
Shares issued for conversion of note payable officer	$16,176	$-

Dividends payable on Series A preferred shares reversed	$-	$(135,600)

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

All-American Pet Company, Inc. was incorporated in New York in 2003 as a Subchapter S Corporation under the Internal Revenue Code of 1986.  On January 27, 2006, All-American Pet Company Inc., a New York corporation, merged with and into All American Pet Company, Inc., a Maryland corporation.  Prior to the merger, the Company amended the shareholder agreements to accommodate new investors.  In addition, two of the four shareholders at December 31, 2005 converted their common shares into Series A preferred shares (see Note 10).  In March 2009, the preferred shares were converted into 5,025,000 shares of common shares.

In January 2008, All American PetCo Inc., a Nevada corporation, was formed as a 100% owned subsidiary and became the administrative operating subsidiary. In April 2009, two additional 100% owned subsidiaries were formed; All American Pet Brands Inc., a Nevada corporation, which will become the sales and manufacturing entity and Bow Wow Million, Inc., a Nevada corporation, which is the company’s contest entity.

Unless the context otherwise requires, references in these financial statements to the “Company” refer to All American Pet Company, Inc., a Maryland corporation and its subsidiaries, and its predecessor, All-American Pet Company Inc., a New York corporation. All financial statements give effect to this reincorporation as if it occurred at the beginning of the period.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial positions, results of operations and cash flows for the interim periods presented have been included. These financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010 and the Company’s Form 10-K/A filed with the Securities and Exchange Commission on August 19, 2010.

Going Concern

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $3,787,911 and a cash flow used by operations of $582,376 for the six months ended June 30, 2010, and had a working capital deficit of $3,319,792 and shareholders’ deficit of $3,517,856 as of June 30, 2010. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is dependent upon outside financing to continue operations. It is management’s plans to raise necessary funds via a private placement of its common stock to satisfy the capital requirements of the Company’s business plan.  There is no assurance that the Company will be able to obtain the necessary funds through continuing equity and debt financing to have sufficient operating capital to support a level of operations to obtain a level of cash flow to sustain continuing operations. If the Company is successful in raising the necessary funds, there is no assurance that the Company will successfully implement its business plan. The Company’s continuation as a going concern is dependent on the Company’s ability to raise additional funds through a private placement of its common stock or debt sufficient to meet its obligations on a timely basis and ultimately to attain profitable operations.

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

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Computer equipment 3 – 5 years
Warehouse equipment 5 – 10 years

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

Advertising Costs
Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expenses were $82,000 and $3,216 during the six months ended June 30, 2010 and June 30, 2009, respectively.

Normal Spoils Costs
Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of goods sold.

Research and Development Costs
Research and development costs are expensed as incurred.

Distribution of Free Products
In order to generate interest in the Company’s dog food products, the Company sends free products (sample products) to investors, prospective buyers and consumers. The costs related to these samples are expensed as sales and marketing expenses.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Attributable to Common Shareholders
Net loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  The weighted average number of common shares outstanding totaling 103,380,847 for the six months ended June 30, 2010 and 59,340,860 for the six months ended June 30, 2009. Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of 10,237,031 and 8,437,031 for the six months ended June 30, 2010 and 2009, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive.

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

During the six months ended June 30, 2010, the Company entered into convertible debts which was accounted for as a derivative instrument.  As of June 30, 2010, the Company had a derivative liability of $1,438.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RECENT ACCOUNTING PRONOUNCEMENTS

References to the “ASC”, "FASB", "SFAS" and "SAB" herein refer to the “Accounting Standard Codification”, "Financial Accounting Standards Board", "Statement of Financial Accounting Standards", and the "SEC Staff Accounting Bulletin", respectively.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effecting for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

3. MACHINERY AND EQUIPMENT

Detail of machinery and equipment at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010 (Unaudited)	December 31, 2009

Computer equipment and software	$27,094	$27,094
Warehouse	152,880	-0-
Total	179,974	27,094
Accumulated depreciation	(23,076)	(22,584)
	$156,898	$4,510

Depreciation expense for the six months ended June 30, 2010 and 2009 was $492 and $0, respectively.

4. OTHER ASSETS

Other assets include the following at June 30, 2010 and December 31, 2009:

	June 30, 2010 (Unaudited)	December 31, 2009

Deposits	$42,300	$39,000
	$42,300	$39,000

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has provided an estimate for any possible penalty assessments and interest.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes due at June 30, 2010 and December 31, 2009 totaled $698,175 and $653,747, respectively.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following at June 30, 2010 and December 31, 2009:

	June 30, 2010 (Unaudited)	December 31, 2009

Interest payable	$129,919	$121,383
State taxes	800	800
	$130,719	$122,183

7. COMMITMENTS

Operating Leases

Commencing August 1, 2008, the Company entered into a three year lease for its corporate offices. The lease required a security deposit of $39,000.  Remaining aggregate minimum annual rental commitments under the non-cancelable lease are:

Years ended December 31
2010	$ 83,764
2011	65,140

On April 17, 2010, the Company finalized a lease agreement for a dog food-forming machine.  The quarterly lease payment is $16,935 for a five-year lease with a purchase option of $80,709 at the end of the lease.   With a minimum of 90 days prior to the expiration of the initial lease term, the Company can elect (1) to not renew the lease and return the equipment, (2) purchase the equipment for $80,709 or (3) renew the lease for an additional 5 years with quarterly lease payments of $8,468.  If the Company does not elect one of the 3 options, then the term of the lease shall be automatically extended for one additional year with quarterly lease payments of $12,701 during the renewal term and any subsequent annual renewal terms.  The Company has recorded this as an operating lease.

Years Ended December 31	Minimum Lease Payments
2010	$ 50,805
2011	67,740
2012	67,740
2013	67,740
2014	67,740

Rent expense for the six months ended June 30, 2010 and June 30, 2009 amounts to $40,477 and $80,942, respectively.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases

On April 14, 2010, the Company entered into a lease for equipment to be utilized in its manufacturing and distribution facility in Nebraska.  The capital lease has a bargain purchase option of $1 at the end of the three year lease.  The initial payment on the lease was $26,555 with monthly payments of $3,480.

Years Ended December 31	Minimum Lease Payments
2010	$ 54,395
2011	41,760
2012	41,760
2013	13,920

As of June 30, 2010, no payments have been made to the leasing company.  The Company has past due lease payments totaling $33,515.  During the six months ended June 30, 2010, the Company recorded $2,976 of penalties, service charges and interest related to the past due lease payments.

8. NOTES PAYABLE - OTHERS AND NOTE PAYABLE – RELATED PARTY

At June 30, 2010 and December 31, 2009, outstanding debt consisted of the following:

		June 30, 2010 (Unaudited)	December 31, 2009

(a)	Notes Payable - Others
(a)	Notes payable – In Default. Accrued at 10% and due on demand	$204,500	$204,500
(a)	Note payable to others, interest at 15% per annum. Interest and principal due on demand	50,000	50,000
(a)	Note Payable to others, interest at 8% per annum. Interest and principal due on demand	-	30,000
(a)	Convertible Note Payable to others, interest at 8% per annum. Interest and principal due on March 17, 2011, Convertible into shares of common stock at a discount of 45% based on the average of the lowest 3 trading prices during a 10 day period ending 1 day prior to the conversion date	30,000	-
(a)	Convertible Note Payable to others, interest at 8% per annum. Interest and principal due on February 4, 2011, Convertible into shares of common stock at a discount of 45% based on the average of the lowest 3 trading prices during a 10 day period ending 1 day prior to the conversion date	40,000
	Total notes payable non related parties	324,500	284,500

(b)	Notes payable - related parties
(b)	Notes payable - officer, interest at 15% per annum. Interest and principal due upon demand	-	10,538
(b)	Notes payable - related parties other, interest at 12% per annum. Interest and principal due on demand	4,300	4,300
	Total notes payable related parties	4,300	14,838

	Total notes payable	$328,800	$299,338

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)     Notes Payable - Others

On April 27, 2004, the Company entered into a unsecured note payable agreement with an individual to borrow $150,000 at 10% interest per annum.  The note was payable on April 27, 2005. As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note.  The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term.  The Company paid $5,000 of interest during the note term and on April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $30,000 of fees.  The additional fees were also accrued as interest expense using the effective interest method. The Company made payments aggregating $10,000 during the new term and on September 30, 2005 became in default of this obligation.  All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation of $232,000 at December 31, 2005.  The Company paid $12,500 on the principle note during 2006 and $15,000 on the principle note during 2007.  As of June 30, 2010 and December 31, 2009 the total unpaid principal obligation was $204,500.  The Company has paid no additional principle or interest payments during 2008, 2009 and June 30, 2010.  Accrued interest payable at June 30, 2010 and December 31, 2009 is $90,429 and $80,287, respectively.

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals and $1,138 from an unrelated company to fund current operations. The notes were due on October 13, 2007 with accrued interest at 15% per annum. The Company made payments of $2,000 and $1,138 to the unrelated individuals and unrelated company during the years ended December 31, 2006 and 2008. One note of $10,500 was converted into 284,479 common shares including accrued interest of $6,569 on May 31, 2009. The Company is now in default on the obligation to the unrelated individuals totaling $50,000. Accrued interest in the amount of $25,597 and $21,878 is included in interest payable at June 30, 2010 and December 31, 2009, respectively.

The unsecured Note dated November 3, 2009, in the amount of $30,000, was due January 3, 2010, with interest accrued at $500 per month and additional consideration of 400,000 shares of common stock being paid.  This note was paid in full on March 9, 2010. If the Company failed to pay principal when due and such failure continues for a period of Five (5) days after the end of the grace period, the principal must be paid on/or before the expiration of the Five (5) days grace period.  The Holder will get $500.00 every 30 days as additional interest and 100,000 shares of additional Common Stock as a penalty.  All will be due and payable along with all principal and interest owing on note as per its terms.  The Note Payable was repaid by two payments: one on February 3, 2010 for $15,000 and the last payment on March 8, 2010 for $16,500 which included $1,500 of interest. The shares referenced above have been issued, the value being recorded as additional interest expense.

Convertible Debt

On May 4, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $40,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on February 4, 2011.  At any time 180 after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of June 30, 2010, the principal amount due is $40,000.  This instrument was accounted for as a derivative.

On June 15, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on March 17, 2011.  At any time 180 after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of June 30, 2010, the principal amount due is $30,000.  This instrument was accounted for as a derivative.

As of June 30, 2010, the Company had a derivate liability of $1,438 related to the two convertible promissory notes and recorded $1,438 of derivate expense during the six months ended June 30, 2010.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)     Note Payable – Related Parties

Note Payable- Officer
On August 29, 2006, the Company entered into a related party unsecured note with an officer/shareholder in the amount of $25,000. The note accrues interest at 15% per annum and is due on demand. The Company made payments of $10,000 during the year ended December 31, 2006 and payments of $4,962 during the year ended December 31, 2007. The officer loaned the company $500 in May 2009 bringing the note balance up to $10,538. On April 5, 2010, the Company converted the loan amount of $10,538 with interest of $5,638 into 808,793 shares.    As of June 30, 2010, the balance is $0.

Note Payable- Related party

On May 28, 2008, the Company entered into an unsecured note with an individual in the amount of $6,800. The terms of this note provided that the individual would from time to time provide funding up to $30,000. This note accrues interest at 12% interest per annum on the outstanding balance. There have been a number of advances and repayments of principal and interest over the life of this agreement. This note has an outstanding balance of $4,300 as of June 30, 2010. This agreement was amended to limit the amount of advances made from time to time on a revolving basis to $25,000 at an interest rate of eight percent (8%).

9. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the officers’ received $261,323 from the Company as advances towards accrued officers’ salaries. During the six months ended June 30, 2010, the Company advanced an additional $85,849 as payments towards accrued officers’ salaries.  As of June 30, 2010 and December 31, 2009, the balance of accrued officer’s salaries, totals ($6,349) and $163,377, respectively. On June 30, 2010, there was an advance to officers in excess of funds owed for salaries and current expenses resulting in officers owing the company $6,349.  This advance was approved to cover required expenses associated with travel for the benefit of the company to meet with current investors in the company and money managers in Europe.  This trip took the officers out of the country for the period of June through July 5, 2010.  Therefore the funds were actually advanced for expenses to be incurred in July for which they had not yet submitted expense vouchers, which were not due until their return in July.

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

Private Placement of Common Shares
During the year ended December 31, 2009, the Company raised $1,010,242 (net of $70,000 subscription receivables) from private placement sale of 19,800,114 common shares. During the six months ended June 30, 2010, the Company raised $454,946 (net of $15,000 subscription receivable) from private placement sale of 8,554,667 common shares.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversion of Preferred Shares to Common Shares
In February 27, 2009, the Company entered into an agreement with the two preferred shareholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common shares.  The delivery of the common shares to the preferred shareholders took place in March 2009 and the Company was released by the shareholders (the Releases) from any and all future claims and liabilities. The preferred shareholders have the right to sell the common shares at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the sales over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company will issue an additional 3,000,000 shares of the common shares in total to these shareholders if the sales proceeds and any additional payments made by the Company is less than $800,000. This agreement was extended on May 25, 2010 to August 31, 2010 with an agreement to issue an additional 1,000,000 shares as compensation for the extension and 3,000,000 were issued on May 26, 2010 based on the terms of the original agreement that called for the shares to be issued if the value was not paid on or before June 15, 2010.  During the six months ended June 30, 2010, the Company recorded $800,000 as a share guarantee expense to account for the obligation described above.  As of June 30, 2010, the share guarantee liability totaled $600,000.

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

Warrants Outstanding
A summary of the Company’s outstanding warrants and activity as of June 30, 2010 and December 31, 2009 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share

Outstanding at December 31, 2007	3,437,031	$ 0.15
Granted August 2008	5,000,000	$ 0.17
Outstanding December 31, 2008 and June 30, 2009	8,437,031
Granted December 2009	1,800,000	$ 0.10
Outstanding at December 31, 2009 and June 30, 2010	10,237,031	$ 0.16

The weighted-average remaining contractual life of the warrants outstanding at June 30, 2010 is from four to ten years.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Shares to Vendors and Consultants
During the six months ended June 30, 2010, the Company issued 20,578,830 shares of common stock valued at $1,832,060 to various consultants and professionals for services rendered. All shares were valued based on the market price of the shares as quoted on the primary quotation service where the shares are traded on the date of issue. Shares were issued at prices ranging from $0.06 per share to $0.12 per share.  Of the total shares issued, the Company issued 2,500,000 shares of its restricted common stock valued at $67,500 to pay finder’s fee for referred funding sources.  Of the total shares issued, the officers of the company negotiated to pay accrued fees to two marketing consultants with shares of restricted common stock. The Board of Directors authorized the transaction on April 7, 2010.   Accrued fees of $6,693 were converted to 334,628 shares of restricted Common stock and $59,554 in accrued fees was converted to 2,977,714 shares of restricted Common stock.

On April 5, 2010, an officer converted a note in the amount of $16,176 to 808,793 shares of restricted Common stock.  The fair value of the shares was $48,528 and the difference of $32,352 was recorded to interest expense.

On April 8, 2010, the Board of Directors reached an agreement with certain officers of the Company to convert their past due accrued salary to shares of restricted Common stock.  Lisa Bershan, President converted $90,645 in accrued salary to 4,532,267 shares, Victor Hollander the CFO converted $30,000 to 1,500,000 shares of Common stock, and Barry Schwartz, CEO, converted $93,400 in accrued salary to 4,669,986 shares of Common stock.

During the period from April 1, 2010 to June 30, 2010, the Company received $300,516, net of $15,000 of common stock subscriptions receivable, in funds from the private placement of the Company's stock at prices of $0.06 and $0.04 per share and issued 4,904,583 shares of Common stock at an average price of $0.058 to the investors.

During the period from April 1, 2010 to June 30, 2010, the Company issued 4,000,000 shares of common stock to two individuals related to the conversion of preferred stock to common stock described above.  The fair value of the shares was $280,000.

The Company has moved forward with settling former employee litigation, the amount of which was approximately $260,000. See Item 1 of Part II. Even though one matter has been settled and one matter is now not in litigation the final cost to the Company is expected to be considerably less than the full amount of the original litigation.  The final outcome of these matters is pending fulfillment of settlement agreements and final terms of a negotiation with the other two parties. On April 6, 2010, the Company settled the litigation with one of these employees who claimed to be owed $80,000 for $52,000 to be paid over a 27-month period.   As part of the settlement, the former employee has returned 400,000 shares of the Company’s common stock valued at $52,000 to the escrow agent.  The escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.  The Company has recorded $52,000 as a common stock receivable for the shares in escrow.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14. SUBSEQUENT EVENTS

During July and August 2010, the Company issued a total of 2,396,639 shares to an individual who purchased 3,750,000 shares of common stock for $225,000.  The Company owes these individual an additional 1,353,361 shares of common stock related to his investment.

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

The Company entered into a license agreement in August 2009 that expands the company’s sales and marketing capacity. The agreement grants AAP Sales and Distribution Inc., a non-affiliated company, a non-exclusive license agreement to sell, distribute under certain conditions and with the supervision of All American Pet Company Inc. manufacture the Company’s products, which will augment our ability to cover the market place. The non-exclusive agreement allows the licensee the use of AAPT’s intellectual property and branding to manufacture and sell a specific list of AAPT’s product lines.  The agreement allows the company to leverage its properties and AAPT will receive advance payments, minimum royalties and a royalty on all sales of product by the licensee based on sales and guaranteed payments providing an attractive economic benefit to AAPT.

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

Employees

As of June 30, 2010, we had six full-time employees of which two are officers. We also have two consultants who work with us on a part-time basis to assist in local marketing and public relations activities.

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

Summary of the Company and its Current Status

The Company has never operated at a profit, the total liabilities have increased in the three month period by $825,941 and Notes Payables-Others increased by $70,000. The Company has continued to seek and obtained substantial new equity investment, however, the company remains under significant financial strain primarily because its lack of sales and limited operating funds. The lack of significant sales results from the Company not having enough funds necessary to support the manufacture of its products, and  not having all of the funds necessary to market its products or to pay the other costs required to place its products in stores where they can be sold.

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

Results of Operations for the Six Months Ended June 30, 2010 compared with the Six Months Ended June 30, 2009

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for six month periods ended June 30, 2010 and June 30, 2009 restated included in this Quarterly Report as well as the statements included in our Form 10-K/A for the year ended December 31, 2009 restated.

For the six months ending June 30, 2010, there were no sales. Sales and marketing expenses increased by $261,399, which consisted of a decrease of $25,729 in product research, an increase of $56,091 in consulting and research, an increase of $78,784 in advertising and an increase of $152,253 of other sales and marketing expenses. General and administrative expenses were increased by $1,915,480. This amount consisted of the increase of $1,701,817 in consulting expenses, a decrease of $30,900 for advertising, an increase of $86,861 for payroll and payroll taxes, an increase of $17,598 for insurance, the reduction for equipment depreciation of $492, the increase of research and development costs of $8,718, an increase of $101,339 for business expenses, a decrease of $25,977 for website and computer enhancements, a decrease of $35,692 for rent, an increase of $64,182 for legal, accounting, and processing fees, a decrease of $9,020 for professional fees and an additional increase of $36,072 of other general and administrative expenses.

Results of Operations for the Three Months Ended June 30, 2010 compared with the three Months Ended June 30, 2009

For the three months ending June 30, 2010, there were no sales. Sales and marketing expenses increased by $146,325, which consisted of a decrease of $164 in consulting and research, an increase of $106,888 in PR/Website, a decrease of $34,911 in product research, an increase of $78,784 in advertising and a decrease of $4,272 of other sales and marketing expenses. General and administrative expenses were increased by $892,554. This amount consisted of the increase of $821,685 in consulting expenses, a decrease of $30,900 for advertising, an increase of $45,602 for payroll and payroll taxes, an increase of $101,137 for business expenses, a decrease of $26,458 for website and computer enhancements, a decrease of $38,204 for rent, and an additional increase of $19,692 of other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At June 30, 2010 and December 31, 2009, we had a working capital deficit of $3,319,792 and $2,628,623, respectively, and a stockholder’s deficit of $3,517,856 and $2,921,613, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $3,787,911, and cash used from operations of $582,376 for the six month period ended June 30, 2010, and a working capital deficiency of $3,319,792 and a stockholder deficiency of $3,517,856 at June 30, 2010. These matters raise substantial doubt about our ability to continue as a going concern.

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

During 2006, the Company borrowed additional funds of $87,500 from unrelated individuals to fund current operations. The notes are due on demand and accrue interest at 15% per annum. As of June 30, 2010, $50,000 is still outstanding.

During the year 2009, 10,293,150 shares of Common Stock were issued for Consultants’ Fees of $617,588 and 5,000 shares for Employee Bonus of $3,000.

On May 4, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $40,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on February 4, 2011.  At any time 180 after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of June 30, 2010, the principal amount due is $40,000.  This instrument was accounted for as a derivative.

On June 15, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on March 17, 2011.  At any time 180 after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of June 30, 2010, the principal amount due is $30,000.  This instrument was accounted for as a derivative.

During the six months ended June 30, 2010, the Company issued 20,578,830 shares of common stock valued at $1,832,060 to various consultants and professionals for services rendered. All shares were valued based on the market price of the shares as quoted on the primary quotation service where the shares are traded on the date of issue. Shares were issued at prices ranging from $0.06 per share to $0.12 per share.

On April 5, 2010, an officer converted a note in the amount of $16,176 to 808,793 shares of restricted Common stock.  The fair value of the shares was $48,528 and the difference of $32,352 was recorded to interest expense.

On April 8, 2010, the Board of Directors reached an agreement with certain officers of the Company to convert their past due accrued salary to shares of restricted Common stock.  Lisa Bershan, President converted $90,645 in accrued salary to 4,532,267 shares, Victor Hollander the CFO converted $30,000 to 1,500,000 shares of Common stock, and Barry Schwartz, CEO, converted $93,400 in accrued salary to 4,669,986 shares of Common stock.

During the period from April 1, 2010 to June 30, 2010, the Company received $300,516, net of $15,000 of common stock subscriptions receivable, in funds from the private placement of the Company's stock at prices of $0.06 and $0.04 per share and issued 4,904,583 shares of Common stock at an average price of $0.058 to the investors.

During the period from April 1, 2010 to June 30, 2010, the Company issued 4,000,000 shares of common stock to two individuals related to the conversion of preferred stock to common stock described above.  The fair value of the shares is $280,000.

Historical Trends

Cash Flows from Operating Activities. We used $357,403 of cash flows from operating activities during the six months ended June 30, 2010 compared to using $506,180 in the comparable period in 2009.

Cash Flows used by Investing Activities. We used $69,590 for the purchase of equipment during the six months ended June 30, 2010. We used $4,920 for the purchase of equipment during the six months ended June 30, 2009.

Cash Flows from Financing Activities. Cash flow provided by financing activities totaled $426,210 and $573,590 for the six months ended June 30, 2010 and 2009, respectively. The primary sources of cash for the six month period ended June 30, 2010 were proceeds from sale of common stock of $469,946 net of costs, and proceeds from notes payable of $70,000.  The primary sources of cash for the six months ended June 30, 2009 were proceeds from the sale of Common stock of $800,839, and proceeds from notes payable of $3,400.

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

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

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

Estimated useful lives are as follows:
Computer equipment                                           3 – 5 years
Warehouse equipment                                        5 – 10 years

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

Shipping and Freight Charges

The Company incurs costs related to shipping and handling of manufactured products, which amounted to $26,029 and $0 for the six months ended June 30, 2010 and 2009, respectively. These costs are expensed as incurred as a component of warehouse expense. The Company also incurs shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold. Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expenses were $82,000 and $3,216 during the periods ended June 30, 2010 and June 30, 2009.

Normal Spoils Costs

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of goods sold.  The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the period ended June 30, 2010 and June 30, 2009, the Company had not booked an allowance for these costs.

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

The information contained in this Quarterly Report is as of June 30, 2010, unless expressly stated otherwise.

As used in this report, the term Company refers to All American Pet Company, Inc., a Maryland corporation and its 100% owned subsidiaries All American Pet Brands Inc., a Nevada corporation, All American PetCo, Inc., a Nevada Corporation, and Bow Wow Millions Inc., a Nevada Corporation.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the six month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently involved in litigation with several of its vendors, several of which have had default judgments issued in prior years.  These judgments including costs were approximately $190,000 and are being accrued in accounts payable at the estimated amount that the Company may still be liable. As of June 30, 2010, no collection efforts have been made by the vendors.

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

Item 1a. Changes in Risk Factors.

The Company filed a restated 10Q for the March 31, 2009, June 30 2009, September 30, 2009 and March 31, 2010.  In addition the company filed restated 10-K for year end December 31, 2008 and December 31, 2009.  The company has noted the reason for these changes in each of the filing with footnotes demonstrating the financial impact of these changes to the company’s financials.

Item 2. Unregistered Sale of Equity Securites and Use of Proceeds

During the six month period ending June 30, 2010, the Company issued 40,066,543 shares of Common stock for a value of $2,047,053.  Shares were issued at prices ranging from $0.04 per share to $0.12 per share. All shares purchased through the Company’s private placement activities were issued at a price of $0.06 per share.  All shares issued for conversion of debt or payments for services were issued at the price of the shares as quoted on the quotation service where the majority of shares of the company’s share transactions occur.

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

ALL AMERICAN PET COMPANY, INC.
(Registrant)

By:/S/ Barry Schwartz
      Barry Schwartz, CEO
      (On behalf of the registrant and as
       principal executive officer)

By:/S/ Victor Hollander
      Victor Hollander, CFO
      (On behalf of the registrant and as
       principal financial officer)

Date: August  23, 2010