Form 10-Q
period 2010-09-30
ALL AMERICAN PET COMPANY, INC.
filed 2010-11-17
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐     No  ☒

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of November 15, 2010, the Registrant had outstanding 207,410,114 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 10,237,031 shares of Common Stock.

ALL AMERICAN PET COMPANY, INC.
FOR THE NINE MONTHS ENDED
September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
		RESTATED
ASSETS
Current assets:
Cash	$23,380	$948
Prepaid expenses	2,077,393	210,096
Inventory	69,397	730
Total current assets	2,170,170	211,774
Machinery and equipment , net	14,872	4,510
Other assets	42,300	39,000
TOTAL ASSETS	$2,227,342	$255,284
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,582,451	$1,584,952
Accounts payable due to related party	6,982	-
Current portion contest prize	33,333	16,500
Current portion of settlement payable	18,852	-
Share guarantee liability	600,000	-
Accrued officers salaries	-	163,677
Accrued payroll taxes	722,196	653,747
Notes payable – others	349,500	284,500
Note payable - related parties	-	14,838
Accrued interest	140,326	122,183
Total current liabilities	3,453,640	2,840,397
Long-term liabilities:
Net present value contest prize obligation	318,930	336,500
Settlement payable	21,096	-
Total long-term liabilities	340,026	336,500
TOTAL LIABILITIES	3,453,640	3,176,897

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common shares, $0.001 par value, authorized 250,000,000 issued and outstanding September 30, 2010 (207,410,114) and
December 31, 2009 (95,551,930)	207,410	96,024
Additional paid-in capital	14,918,245	8,329,903
Common stock subscription receivable	-	(70,000)
Common stock receivable	(52,000)	-
Accumulated deficit	(16,639,979)	(11,277,540)
Total stockholders' deficit	(1,324,181)	(2,921,613)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,227,342	$255,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED

	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		RESTATED		RESTATED

REVENUE	$-	$-	$-	$-

Cost of Goods Sold	-	-	(830)	-
GROSS LOSS	-	-	(830)	-

OPERATING EXPENSES
Sales and marketing	473,313	194,776	889,129	349,193
General and administrative	870,980	320,162	3,231,200	764,902
TOTAL OPERATING EXPENSES	1,344,293	514,938	4,130,329	1,114,095

LOSS FROM OPERATIONS	(1,344,293)	(514,938)	(4,129,499)	(1,114,095)

OTHER INCOME/EXPENSES:
Gain on forgiveness of debt	-	-	7,330	-
Other income	-	2	-	30
Interest expense	(101,673)	(12,605)	(239,470)	(43,611)
Share guarantee expense	(120,000)	-	(1,000,000)	-
Derivative expense	1,438	-	-	-
TOTAL OTHER INCOME/EXPENSES	(220,235)	(12,603)	(1,232,140)	(43,581)

LOSS BEFORE INCOME TAXES	(1,564,528)	(527,541)	(5,361,639)	(1,157,676)

PROVISION FOR INCOME TAXES	-	-	(800)	(800)

NET LOSS	$(1,564,528)	$(527,541)	$(5,362,439)	$(1,158,476)

NET LOSS PER COMMON SHARE	$(0.016)	$(0.011)	$(0.054)	$(0.020)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC)	96,687,993	45,914,216	104,517,606	59,291,796

The accompanying notes are an integral part of these consolidated financial statements.

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
		RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,362,439)	$(1,158,476)
Provision for income taxes	800	-
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	738	13,702
Amortization of contest prize	(737)	-
Amortized finance cost	46,250	-
Gain on debt forgiveness	(7,330)	-
Common shares issued as additional financing cost	276,292	-
Common shares issued for officer compensation	368,090	-
Common shares issued for services	2,204,345	-
Non-cash share guarantee and extension expense	1,000,000	-
Common shares issued for employee bonus	3,000	-
(Increase) decrease in:
Accrued interest receivable	-	164,420
Prepaid expenses	26,167	-
Inventory	(68,667)	-
Other assets	(3,300)	-
Increase (decrease) in:
Accounts payable	(7,121)	91,535
Due to related party	116,982	-
Accrued officer/consulting salaries	20,368	225,000
Accrued payroll	-	(2,000)
Accrued payroll taxes	68,449	38,628
Accrued interest	23,781	(126,700)
Other current liabilities	-	2,916
NET CASH USED IN OPERATING ACTIVITIES:	(1,294,332)	(764,676)

CASH FLOW USED BY INVESTING ACTIVITIES:
Purchases – equipment	(11,100)	(4,920)
CASH FLOW USED BY INVESTING ACTIVITIES:	(11,100)	(4,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(3,194)
Payment of settlement obligation	(12,052)	-
Proceeds from sale of common shares	1,279,216	1,056,119
Proceeds from notes payable – others	100,000	18,991
Repayment of notes payable – others	(35,000)	(18,991)
Repayment of notes payable – officers	(4,300)	500
Advances to officers	-	(278,181)
NET CASH PROVIDED FROM FINANCING ACTIVITIES:	1,327,864	775,244

Increase (decrease) in cash and cash equivalents	22,432	5,648
Cash at beginning of period	948	992
CASH AT END OF PERIOD	$23,380	$6,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income Taxes	$800	$800

NON-CASH FINANCING ACTIVITIES:
Shares issued for interest on notes payable	$103,940	$-
Shares issued for conversion of note payable officer	$48,528	$-
Shares issued to employee for bonus	$3,000	$-
Shares issued to consultants various fees	$5,080,410	$-
Common shares issued for extension of share guarantee	$400,000	$-
Dividends payable on Series A preferred shares reversed	$-	$(135,600)
Shares issued to executive officers	$522,135	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

All-American Pet Company, Inc. (“AAPC’ or the “Company”)  produces healthy products for dogs, with the core product being super premium dog food. We produce, market and sell our super-premium dog food under the brand names Grrrnola™ Natural Dog Food, BowWow Breakfast Cereal™, and a full line of super premium dog nutritional bars that are portable, convenient and healthy.

All-American Pet Company, Inc. was incorporated in New York in 2003 as a Subchapter S Corporation under the Internal Revenue Code of 1986.  On January 27, 2006, All-American Pet Company Inc., a New York corporation, merged with and into All American Pet Company, Inc., a Maryland corporation.  Prior to the merger, the Company amended the shareholder agreements to accommodate new investors.  In addition, two of the four shareholders at December 31, 2005 converted their common shares into Series A preferred stock (see Note 10).  In March 2009, the preferred shares were converted into 5,000,000 shares of common stock.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $5,362,439 and cash used by operations of $1,287,054 for the nine months ended September 30, 2010, and had a working capital deficit of $1,283,470 and stockholders’ deficit of $1,324,181 as of September 30, 2010. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and employee benefits, accrued slotting fees and other current liabilities, approximate fair value due to the short maturities of these financial instruments. Notes payable and capital lease obligations are also considered financial instruments whose carrying amounts approximate fair values.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

            ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs
Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expenses were $461,494 and $84,886 during the nine months ended September 30, 2010 and September 30, 2009, respectively.  Advertising expenses were $247,000 and $23,870 during the three months ended September 30, 2010 and September 30, 2009, respectively.

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

Net Loss Attributable to Common Stockholders
Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding.  The weighted average number of common stock outstanding totaling 104,517,606 for the nine months ended September 30, 2010 and 59,291,796 for the nine months ended September 30, 2009. Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of       and 10,237,031 and  8,437,031 for the nine months ended September 30, 2010 and 2009, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive.  Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of and 10,237,031 and  8,437,031 for the three months ended September 30, 2010 and 2009, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive.

Accounting for obligations and instruments potentially settled in the Company’s common stock
In connection with any obligations and instruments potentially to be settled in the Company’s common stock, the Company accounts for the instruments in accordance with ASC Topic 815.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s common stock.

Under ASC Topic 815, contracts are initially classified as equity or as either assets or liabilities, depending on the situation.  All contracts are initially measured at fair value and subsequently accounted for based on the then current classification.  Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity.  For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities.  If contracts classified as assets or liabilities are ultimately settled in stock, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

During the nine months ended September 30, 2010, the Company entered into convertible debts which will be accounted for as a derivative instrument.  As of September 30, 2010, the Company had a derivative liability of $0, since the instruments are not convertible until after 180 days from the date of the instrument.

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

Principles of Consolidation
The consolidated financial statements include the accounts of All American Pet Company, Inc. (a Maryland corporation), and its wholly-owned subsidiaries All American Pet Company (a New York corporation), All American Pet Brands, Inc. (a Nevada corporation) and Bow Wow Million, Inc. (a Nevada corporation).  All significant inter-company balances and transactions have been eliminated.  All American Pet Company, Inc., All American Pet Company, All American Pet Brands, Inc., and Bow Wow Million, Inc. will be collectively referred to herein as the “Company”.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. MACHINERY AND EQUIPMENT

Detail of machinery and equipment at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

Computer equipment and software	$27,094	$27,094
Warehouse	11,100	-0-
Total	38,194	27,094
Accumulated depreciation	(23,322)	(22,584)
	$14,872	$4,510

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $738 and $0, respectively. Depreciation expense for the three months ended September 30, 2010 and 2009 was $246 and $0, respectively.

4. OTHER ASSETS

Other assets include the following at September 30, 2010 and December 31, 2009:

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

Security Deposits	$42,300	$39,000
	$42,300	$39,000

5. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has provided an estimate for any possible penalty assessments and interest.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes due at September 30, 2010 and December 31, 2009 totaled $722,196 and $653,747, respectively.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. ACCRUED INTEREST

Accrued interest include the following at September 30, 2010 and December 31, 2009:

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

Interest payable	$139,526	$121,383
State taxes	800	800
	$140,326	$122,183

7. COMMITMENTS

Operating Leases

Commencing August 1, 2008, the Company entered into a three year lease for its corporate offices. The lease required a security deposit of $15,000 and prepayment of rent of $24,000.  Remaining aggregate minimum annual rental commitments under the non-cancelable lease are:

Years ended December 31	Minimum Lease Payments
2010	$83,764
2011	65,140

On April 17, 2010, the Company finalized a lease agreement for a bar-forming machine.  The quarterly lease payment is $16,935 for a five-year lease with a purchase option of $80,709 at the end of the lease.   With a minimum of 90 days prior to the expiration of the initial lease term, the Company can elect (1) to not renew the lease and return the equipment, (2) purchase the equipment for $80,709 or (3) renew the lease for an additional 5 years with quarterly lease payments of $8,468.  If the Company does not elect one of the 3 options, then the term of the lease shall be automatically extended for one additional year with quarterly lease payments of $12,701 during the renewal term and any subsequent annual renewal terms.  The Company has recorded this as an operating lease.

Years Ended December 31	Minimum Lease Payments
2010	$50,805
2011	67,740
2012	67,740
2013	67,740
2014	67,740

Rent expense for the nine months ended September 30, 2010 and September 30, 2009 totaled $33,870 and $0, respectively.  Rent expense for the three months ended September 30, 2010 and September 30, 2009 totaled $20,238 and $14,894, respectively.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  NOTES PAYABLE - OTHERS AND NOTE PAYABLE – RELATED PARTY

At September 30, 2010 and December 31, 2009, outstanding debt consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

Notes Payable – Non-Related Parties
Notes payable – In Default. Accrued 10% due on demand	$199,500	$204,500
Note payable, other, interest at 15% per annum. Interest and principal due on demand	50,000	50,000
Note Payable to other, interest at 8% per annum. Interest and principal due on demand	-	30,000
Convertible Note Payable, interest at 8% per annum. Interest and principal due on March 17, 2011, Convertible into shares of common stock at a discount of 45% based on the average of the lowest 3 trading prices during a 10 day period ending 1 day prior to the conversion date	30,000	-

Convertible Note Payable, interest at 8% per annum. Interest and principal due on February 4, 2011, Convertible into shares of common stock at a discount of 45% based on the average of the lowest 3 trading prices during a 10 day period ending 1 day prior to the conversion date	40,000	-

Convertible Note Payable, interest at 8% per annum. Interest and principal due on May 31, 2011, Convertible into shares of common stock at a discount of 45% based on the average of the lowest 3 trading prices during a 10 day period ending 1 day prior to the conversion date	30,000	-
Total notes payable non related parties	349,500	284,500
Notes payable - related parties
Notes payable - officer, interest at 15% per annum. Interest and principal due upon demand	-	10,538
Notes payable - related parties other, interest at 12% per annum. Interest and principal due on demand	-	4,300
Total notes payable related parties	-	14,838

Total notes payable	$349,500	$299,338

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  NOTES PAYABLE - OTHERS AND NOTE PAYABLE – RELATED PARTY (CONTINUED)

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

The Company paid $12,500 on the principle note during 2006 and $15,000 on the principle note during 2007.  As of June 30, 2010 and December 31, 2009 the total unpaid principal obligation was $204,500.  The Company had paid no additional principle or interest payments during 2008 and 2009. On September 28, 2010 the Company made payments of $5,000. As of September 30, 2010, the total unpaid principal obligation is $199,500. Accrued interest payable at September 30, 2010 and December 31, 2009 is $95,457 and $80,288, respectively.

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals and $1,138 from an unrelated company to fund current operations. The notes were due on October 13, 2007 with accrued interest at 15% per annum. The Company made payments of $2,000 and $1,138 to the unrelated individuals and unrelated company during the years ended December 31, 2006 and 2008. One note of $10,500 was converted into 284,479 shares of common stock including accrued interest of $6,569 on May 31, 2009. The Company is now in default on the obligation to the unrelated individuals totaling $50,000. Accrued interest in the amount of $27,488 and $21,878 is included in interest payable at September 30, 2010 and December 31, 2009, respectively.

Unsecured Note dated November 3, 2009, in the amount of $30,000, was due January 3, 2010, with interest accrued at $500 per month and additional consideration of 400,000 shares of common stock paid.  This note was paid in full on March 9, 2010. If the Company failed to pay principal when due and such failure continues for a period of Five (5) days after the end of the grace period, the principal must be paid on/or before the expiration of the Five (5) days grace period.  The Holder will get $500.00 every 30 days as additional interest and 100,000 shares of additional Common Stock as a penalty.  All will be due and payable along with all principal and interest owing on note as per its terms.  The Note Payable was repaid by two payments: one on February 3, 2010 for $15,000 and the last payment on March 8, 2010 for $16,500 which included $1,500 of interest. The shares referenced above have been issued, the value being recorded as additional interest expense.

Convertible Debt

On May 4, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $40,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on February 4, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of September 30, 2010, the principal amount due is $40,000.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  NOTES PAYABLE - OTHERS AND NOTE PAYABLE – RELATED PARTY (CONTINUED)

On June 15, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on March 17, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of September 30, 2010, the principal amount due is $30,000.

On August 27, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on May 31, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of September 30, 2010, the principal amount due is $30,000.

Note Payable – Related Parties

Note Payable- Officer
On August 29, 2006, the Company entered into an unsecured note with an officer/stockholder in the amount of $25,000. The note accrues interest at 15% per annum and is due on demand. The Company made payments of $10,000 during the year ended December 31, 2006 and payments of $4,962 during the year ended December 31, 2007. The officer loaned the company $500 in May 2009 bringing the note balance to $10,538. On April 5, 2010, the Company converted the note amount of $10,538 with interest of $5,638 into 808,793 shares of common stock.

Note Payable- Related party

On May 28, 2008, the Company entered into an unsecured note, 12% interest, in the amount of $6,800. The terms of this note provided that the note holder would from time to time provide funding up to $30,000 balance. There have been a number of advances and repayments of principal and interest during the term of this note. On September 30, 2010 the Company made payments of $4,300 to reduce the principal amount of this note to $0.00

9. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010, the Company advanced an additional $90,577 as payments towards accrued officers’ salaries.  As of September 30, 2010 and December 31, 2009, the balance of accrued officer’s salaries, totaled $0 and $163,377, respectively. In September 2010 the Company’s CFO converted $80,000 of debt and past due salary to 2,000,000 shares of Common stock at a price of $0.04 per share.

10. STOCKHOLDERS’ DEFICIT

Capital Stock
All American Pet Company, Inc. was formed under Maryland law on January 4, 2006 with 50,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. On January 27, 2006, All-American Pet Company Inc., a New York corporation, merged with and into All American Pet Company, Inc., a Maryland corporation.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS’ DEFICIT (CONTINUED)

Increase in Authorized Common Stock
On October 13, 2009, the Company held a stockholders’ meeting and the stockholders voted to increase the authorization of common stock from 50,000,000 shares to 250,000,000 shares.

Private Placement of Common Shares
During the year ended December 31, 2009, the Company raised $1,010,242 (net of $70,000 subscription receivables) from private placement sale of 19,800,114 shares of common stock. During the nine months ended September 30, 2010, the Company raised $1,256,536 from private placement sale of 21,397,084 shares of common stock.

During the period from July 1, 2010 to September 30, 2010, the Company received $696,700 in funds from the private placement of the Company's stock at prices ranging from $0.04 to $0.06 per share and issued 12,842,500 shares of common stock at an average price of $0.058 to the investors.

Conversion of Preferred Stock to Common Stock
In February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock.  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders (the Releases) from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company will issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000. This agreement was extended on May 25, 2010 to August 31, 2010 with an agreement to issue an additional 1,000,000 shares as compensation for the extension and 3,000,000 were issued on May 26, 2010 based on the terms of the original agreement that called for the shares to be issued if the value was not paid on or before June 15, 2010.  During the nine months ended September 30, 2010, the Company recorded $800,000 as a share guarantee expense to account for the obligation described above.  The June 1, 2010 amendment to the March 7, 2009 agreement was amended to extend the liquidation period to achieve the $800,000 guaranteed liquidation value to March 31, 2011.  The company issued an additional 2,000,000 shares of Common stock as the fee for this extension at $0.06 per share for a total of $120,000. As of September 30, 2010, the share guarantee liability remained at a total of $600,000.

Warrants Issued with Shares of Common Stock
The Company raised $360,000 in 2009 from the sale of 6,000,000 shares of Common Stock. As a result, the Company issued warrants for 1,800,000 shares at an exercise price of $0.10 per share. As an additional consideration, a Black Scholes calculation determined the value of the warrants was $144,000 at December 31, 2009. The Black Scholes calculation takes into consideration the following assumptions: 1,800,000 as number of shares, a stock price of $0.08, an exercise price of $0.10, a two year term, volatility rate of 106%, discount rate of .01%, and immediate vesting period.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants Outstanding
A summary of the Company’s outstanding warrants and activity as of September 30, 2010 and December 31, 2009 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share

Outstanding at December 31, 2007	3,437,031	$0.15
Granted August 2008	5,000,000	$0.17
Outstanding December 31, 2008 and June 30, 2009	8,437,031
Granted December 2009	1,800,000	$0.10
Outstanding at December 31, 2009 and September 30, 2010	10,237,031	$0.16

The weighted-average remaining contractual life of the warrants outstanding at September 30, 2010 is from four to ten years.

Common Shares to Vendors and Consultants
On April 5, 2010, an officer converted a note in the amount of $16,176 to 808,793 shares of restricted Common stock.  The fair value of the shares was $48,528 and the difference of $32,352 was charged to interest expense.

On April 8, 2010, the Board of Directors reached an agreement with certain officers of the Company to convert their past due accrued salary to shares of common stock.  Lisa Bershan, President, converted $90,645 in accrued salary to 4,532,267 shares, Victor Hollander the CFO converted $30,000 to 1,500,000 shares of common stock, and Barry Schwartz, CEO, converted $93,400 in accrued salary to 4,669,986 shares of common stock.

During the nine months ended September 30, 2010, the Company issued 72,228,830 shares of common stock valued at $4,993,181 to various consultants and professionals for services rendered and to be rendered.  Since the shares were issued for services to be performed over a period of time the Company recorded prepaid expenses and the value is amortized over the service period.  All restricted trading shares were valued based on the price of the ongoing private placement.  All free trading shares were valued based on the market price of the shares as quoted on the primary quotation service where the shares are traded on the date of issue. Shares were issued at prices ranging from $0.04 per share to $0.12 per share.  Of the total shares issued, the Company issued 2,250,000 shares of its restricted common stock valued at $135,000 to pay finder’s fee for referred funding sources. Of the total shares issued, the company negotiated to pay accrued fees to two marketing consultants with shares of restricted common stock. The Board of Directors authorized the transaction on April 7, 2010.   Accrued fees of $6,693 were converted to 334,628 shares of common stock and $59,554 in accrued fees was converted to 2,977,714 shares of common stock.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS’ DEFICIT (CONTINUED)

During the period from April 1, 2010 to September 30, 2010, the Company issued 6,000,000 shares of common stock to two individuals related to the conversion of preferred stock to common stock described above.  The fair value of the shares was $400,000.  See note above in Conversion of Preferred Stock to Common Stock.

In addition to the shares issued for cash the company also used shares to pay for services to retain working capital.  The Company issued 11,000,000 shares of its Common stock at a price of $0.06 per share valued at $660,000 on September 30, 2010 to pay for talent, production costs and media time for a series of video advertisements to promote the launch of its products and build brand recognition for the Company and its products. The Company issued 2,500,000 shares of Common stock on September 30, 2010 for technical production expertise from consultants at a price of $0.06 per share valued at $150,000. The Company issued 2,750,000 shares of its Common stock for distribution and manufacturing advisors in the European Community at a price of $0.06 per shares for a value of $165,000.  The Company issued 7,000,000 for financial advisory and public relations services from advisors in the European Community in September of 2010 at a price of $0.06 per share for a value of $420,000.The Company issued 4,500,000 shares of Common stock to reimburse the Company’s sales and distribution licensee for the costs of delays experienced by the Company in being able to deliver its products.  The shares were issued to cover the settlement of these expenses for the 12 months ending September 30, 2010 in the amount of 4,500,000 shares at $0.06 per share valued at $270,000.  Shares were issued to the Company’s marketing consultant based on converting $80,000 of debt to 2,000,000 shares of Common stock.  The Company issued 3,000,000 shares to as a distributor fee for the distribution agreement for sales in the New York Tri-state area in the amount of 3,000,000 shares of Common stock the price was $0.06 per shares and valued at $180,000.

Stock Based Compensation
The Board of Directors adopted the 2010 Non-Qualified Professional, Consultant, & Employee Stock Compensation Plan on September 8, 2010.  The purpose of the Plan is to provide compensation in the form of Common Stock of the Company to eligible professionals, consultants and employees that have previously rendered services or that will render services during the term of the 2010 Plan.

The Plan shall be administered by the Board of Directors, subject to the Corporation’s Bylaws, all decisions made by the Directors in selecting eligible Common Stockholders, establishing the number of shares, and construing the provisions of this Plan shall be final and conclusive. Shares shall be granted only to Professionals, Consultants and Employees that are within that class for which Form S-8 is applicable.

The total number of shares of Common Stock to be subject to this Plan is 35,000,000. The shares subject to the Plan will be registered with the SEC on or before September 30, 2010 in a Form S-8 Registration.

Stock Receivable
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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. LITIGATION AND JUDGMENTS

The Company was and is involved in various litigations with trade creditors. Currently there are ten judgments against the Company in the aggregate amount of approximately $189,000.

12. CUTEST DOG COMPETITION

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

13. SUBSEQUENT EVENTS

Capital Leases-

On April 14, 2010, the Company entered into a lease for equipment to be utilized in its packaging and distribution facility in Nebraska.  The capital lease has a bargain purchase option of $1 at the end of the three year lease.  The initial payment on the lease was $26,555 with monthly payments of $3,480.  However, the Company did not remit the initial deposit and did not receive the equipment and renegotiated the lease to commence during the fourth quarter of 2010.

Years Ended December 31	Minimum Capital Lease Payments
2010	$54,395
2011	41,760
2012	41,760
2013	13,920

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

We began developing the formulation of our line of super-premium dog food in March 2003, and spent 18 months developing production in the U.S. with the strictest adherence to government regulations and domestic raw materials to insure the highest quality product. Management also developed the packaging and marketing materials and launched its sales strategy in late 2005 and 2006. During the product launch the company developed distribution channels that resulted in the placement of the Bow Wow Breakfast product line in 7,800 supermarket chain stores.

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

Sales and Marketing

The wholesale price for the Company's dry product is expected to be approximately $1.00 per pound, and the Company has never operated at a profit.  The lack of sales in 2009 resulted from the fact that we did not have the funds necessary to manufacture or promote any of our products in a proper manner, and we did not have any funds to pay any other costs necessary to place our products in stores where they could be sold.

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

Marketing All American Pet’s brands began in 2009 with running trade advertising to build the presence of our product line with buyers and retail merchandisers. We started building awareness for our brands in every way using every media, mostly through editorials about our product lines through Public Relations, which included TV appearances that were virally distributed.  We started promoting multi location charity events that raised funds for canine cardiac care for dogs and we have supported people with dogs who are contemplating giving up their dogs due to today’s economics of rising unemployment, rising foreclosures, higher costs of veterinary care and overflow of shelters. We started a program of “Keeping Family’s Together” which assists people and their dogs that have a need for help.  At the end of the third quarter of 2010, our products were accepted in approximately 12,000 stores, ranging from mass merchants, supermarkets and drug store chains.  To achieve our sales goals in 2010, we will need to shelve our products in approximately 15,000 stores by the end of 2010.  In order to shelve our products in stores, we will require significant additional capital to be able to pay slotting fees and to manufacture and deliver our products, which we currently do not have.  There is no assurance that we will be able to raise sufficient capital to meet our sales goals.

The Company entered into a license agreement in August 2009 that expands the Company’s sales and marketing capacity. The agreement grants AAP Sales and Distribution Inc., a non-affiliated company, a non-exclusive license agreement to sell, distribute under certain conditions and with the supervision of All American Pet Company Inc. manufacture the Company’s products, which will augment our ability to cover the market place. The non-exclusive agreement allows the licensee the use of AAP’s intellectual property and branding to manufacture and sell a specific list of AAP’s product lines.  The agreement allows the company to leverage its properties and AAP will receive advance payments, minimum royalties and a royalty on all sales of product by the licensee based on sales and guaranteed payments providing an attractive economic benefit to AAP.

AAP retains the rights to all of its formulas trade secrets and brands. The license covers AAP’s products “Heart Healthy” Dry Dog Food, the Grrr-nola™ Natural Food Bar, 4oz bags, 4 lb. bags, 8 lb. bags, 17.6 lb. bags, and 30 lb. bags of dry dog food. In addition, the licensee has the right to use the trademarks as well as the brand names, All American Pet Brands™, Grrrnola™ Natural Dog Food, Chewabunga™ Healthy Breakfast For Dogs, Bow Wow Breakfast™ and Grrr-nola™ Multi-Grain Food Bar and others to be mutually agreed upon.  The agreement provides that AAP receive advance payments, minimum royalties and a royalty on all sales of product by the licensee based on sales and guaranteed payments.  As of September 30, 2010, $0 has been earned in revenue.

We are now focused on selling to supermarkets, big box retailers, pet specialty stores, convenience and drug stores.  In addition, to our internal sales team, we have hired six (6) Sales Broker Organizations that cover the country with their sales teams to promote All American Pet Company Products. These Companies are compensated on receipt of purchase orders as well as reorders. This select group has been hand picked based on their experiences in the pet category, and their relationships that they have built over the years in the entire industry (Supermarket, Mass Merchant, Big Box, Drug Store, Convenience Stores, Dollar Stores and Truck Stops). The AAP selling team along with our food broker coverage will speed the introduction of our products to more major chains and help us realize our goals of a national distribution footprint in 2010.

As discussed elsewhere in this 10Q, our marketing and promotional activities have been severely constrained due to a lack of funding.  In 2009 we entered into a marketing partnership with Disney/Pixar to promote their first joint animated 3D movie “UP”.  We placed over 150,000 samples of our products in close to one hundred theatre locations nationwide that premiered the movie. In 2010, because of the success of this promotion, we are in discussions with Disney to partner with them on future movie premieres as well as partnering discussions with Warner Brothers and Fox Studios. In the last 4 months of 2009 we created a nationwide viral marketing contest known as the “Cutest Dog Competition” in which AAPT accumulated over a quarter of a million (250,000) registered voters with more than sixty thousand (60,000) active photo entries. In the last eight weeks of the “Cutest Dog Competition”, AAP received an average of two million five hundred thousand-page views per day with over one hundred and fifty four million (154,000,000) total page views.  In this time period this website moved into the top three thousand (3,000) most visited websites on the Internet.  The winner of the “Cutest Dog Competition was announced on our website as well as at a media event on Thanksgiving Day. Prizes were distributed for regional winners, and the top regional winners qualified for the final event.  Regional winners then competed for the title of the “Cutest Dog Competition” and the $1 million winner was announced on Thanksgiving Day. We intend to participate in other events to enhance our position in an attempt to secure corporate promotional alliances and sponsorships, and to create a virtual community on the Company's website through interactive consumer participation. AAP’s marketing department  has planned a viral marketing campaign, along with the other activities, contests, promotions to create “Buzz” and brand recognition for the company’s products.

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

Employees

As of September 30, 2010, we had six full-time employees of which two are founding officers. We also have three consultants who work with us on a part-time basis to assist in local marketing, public relations activities, and financial matters.

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

Summary of the Company and its Current Status

The Company has never operated at a profit, the total liabilities have increased in the nine month period by $276,743       and Notes Payables-Others increased by $100,000 and decreased by $35,000. The Company has continued to seek and obtained substantial new equity investment, however, the company remains under significant financial strain primarily because its lack of sales and limited operating funds. The lack of significant sales results from the Company not having enough funds necessary to support the manufacture of its products, and  not having all of the funds necessary to market its products or to pay the other costs required to place its products in stores where they can be sold.

The Company's Business Model

At this time the Company does not operate its own dog food manufacturing facility. We currently contract with one non-affiliated dog food manufacturer that has the capacity to enable the company to reach sales in excess of 50 million dollars annually. We plan to use this company for all of the production of our dog food in the near future along with five non-affiliated packaging companies (two that produce the cartons for our products, two that produce the bags for packaging our products and one that produces the wrappers for our bars). We maintain strict quality assurance and quality control standards when producing all our products. With respect to our dog food manufacturer, for example, when we produce any of our dog food products, at least one of our employees is present at the manufacturing facility to supervise production, and to test the quality and ingredients of the dog food. We have leased warehouse space to store our products. The warehouse space requires meeting government standards and very strict quality control benchmarks.

We intend to generate revenue from the sales of our super-premium dog food products to mass merchants, supermarkets, pet centers, and drug store customers, which we refer to in this section as retail customers. Our focus initially is to concentrate on the mass merchants and pet centers, because they do not require their retail suppliers to advance or spend funds on sales incentives and other promotional costs.  In addition these types of retail chains do not charge slotting fees for placement of products on their shelves. We will follow this strategy with refocusing our sales to supermarket and drug store customers. Revenue arrangements with supermarket and drug store customers include sales incentives and other promotional costs such as coupons, volume-based discounts and off-invoice discounts. In addition, we may pay "slotting fees," which are upfront fees paid based on an oral arrangement with a supermarket customer to have our products placed on its shelves. Slotting fees are a one-time fee paid to a supermarket customer. Additional slotting fees may be incurred with a supermarket and grocery store customer in the future if additional products are sold. As we continue to build out our distribution network to the supermarket customers, we anticipate incurring additional slotting fees. We record slotting fees as a reduction of gross sales. We do not currently have sufficient funds to pay the slotting fees necessary to shelve our products with retail customers at a level necessary to sustain our operations or generate revenue and that is why we re-strategized our position to do business with the mass merchants, pet centers and drug stores.

Results of Operations for the Nine Months Ended September 30, 2010 compared with the Nine Months Ended September 30, 2009

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for nine and three month periods ended September 30, 2010 and September 30, 2009 (restated) included in this Quarterly Report as well as the financial statements included in our Form 10-K/A for the year ended December 31, 2009 (restated).

For the nine months ended September 30, 2010, there were no sales. Sales and marketing expenses increased by $539,936, which consisted mainly of an increase of $434,407 in advertising and an increase of $292,500 in local marketing. General and administrative expenses increased $2,466,298. This amount consisted mainly of the increase of $1,852,075 in consulting expenses, an increase of $116,353 for payroll and payroll taxes, an increase of $357,420 for professional fees and an increase of $125,577 in officers expenses and salaries,.

Results of Operations for the Three Months Ended September 30, 2010 compared with the Three Months Ended September 30, 2009

For the three months ended September 30, 2010, there were no sales. Sales and marketing expenses increased by $278,537, which consisted mainly of a decrease of $47,140 in PR/Website, an increase of $233,130 in advertising and an increase of $292,500 in local marketing. General and administrative expenses increased $550,818. This amount consisted mainly of the increase of $514,993 in consulting expenses, an increase of $74,708 for business expenses and an additional increase of $92,385 of other general and administrative expenses.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating no revenues. As a result, we have experienced large operating losses and negative cash flow. At September 30, 2010 and December 31, 2009, we had a working capital deficit of $1,056,327 and $2,628,623, respectively, and a stockholder’s deficit of $1,339,181 and $2,921,613, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $5,362,439, and cash used from operations of $1,294,332, for the nine month period ended September 30, 2010, and a working capital deficiency of $1,283,470 and a stockholder deficiency of $1,324,181 at September 30, 2010. These matters raise substantial doubt about our ability to continue as a going concern.

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

There were accounts payable of $1,584,952 on December 31, 2009 and $1,582,451 on September 30, 2010.  There is a certain portion of these accounts payable of $501,702 that may no longer be due based on the fact that these creditors have made no effort to collect or settle and the ability of these creditors to collect because of Statute of Limitations laws.  Based on the advice of legal counsel and the confirmation of the company’s yearend audit procedures it is expected that payables will be reduced by an amount of between $501,702 to $627,127 in the fourth quarter subject to final audit confirmation at year end.  The company is also taking aggressive action to reduce payables and debt utilizing shares of its common stock when it is favorable to do so and cash from funding efforts as well.  We realize that it is difficult to predict the amount of payables and debt that will be reduced or may be paid off at a discount, however we believe that we will have some level of success in the process of reducing our debt and payables to improve the balance sheet.

During the year 2009, 10,293,150 shares of Common Stock were issued for consultants’ fees of $617,588 and 50,000 shares of common stock was issued for an Employee Bonus of $3,000.

On May 4, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $40,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on February 4, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of September 30, 2010, the principal amount due is $40,000.

On June 15, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on March 17, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of September 30, 2010, the principal amount due is $30,000.

On August 27, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on May 31, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of September 30, 2010, the principal amount due is $30,000.

During the nine months ended September 30, 2010, the Company issued 72,228,830 shares of common stock valued at $4,993,181 to various consultants and professionals for services rendered. All shares were valued based on the market price of the shares as quoted on the primary quotation service where the shares are traded on the date of issue. Shares were issued at prices ranging from $0.04 per share to $0.12 per share.

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

In addition to the shares issued for cash the Company also used shares to pay for services to retain working capital.  The Company issued 11,000,000 shares of its Common stock at a price of $0.06 per share valued at $660,000 on September 30, 2010 to pay for talent, production costs and media time for a series of video advertisements to promote the launch of its products and build brand recognition for the Company and its products. The Company issued 2,500,000 shares of Common stock on September 30, 2010 for technical production expertise from consultants at a price of $0.06 per share valued at $150,000. The Company issued 2,750,000 shares of its Common stock for distribution and manufacturing advisors in the European Community at a price of $0.06 per shares for a value of $165,000.  The Company issued 7,000,000 for financial advisory and public relations services from advisors in the European Community in September of 2010 at a price of $0.06 per share for a value of $420,000.The Company issued 4,500,000 shares of Common stock to reimburse the Company’s sales and distribution licensee for the costs of delays experienced by the Company in being able to deliver its products.  The shares were issuec to cover the settlement of these expenses for the 12 months ending September 30, 2010 in the amount of 4,500,000 shares at $0.06 per share valued at $270,000.  Shares were issued to the Company’s marketing consultant based on converting $80,000 of debt to 2,000,000 shares of Common stock.  The Company issued 3,000,000 shares to as a distributor fee for the distribution agreement for sales in the New York Tri-state area in the amount of 3,000,000 shares of Common stock the price was $0.06 per shares and valued at $180,000.

During the nine months ended September 30, 2010, the Company issued 72,228,830 shares of common stock valued at $4,993,181 to various consultants and professionals for services rendered. All shares were valued based on the price per share of the private placement shares on the date of issue. Shares were issued at prices ranging from $0.04 per share to $0.12 per share.

On April 5, 2010, an officer converted a note in the amount of $16,176 to 808,793 shares of restricted common stock.  The fair value of the shares was $48,528 and the difference of $32,352 was recorded to interest expense.

On April 8, 2010, the Board of Directors reached an agreement with certain officers of the Company to convert their past due accrued salary to shares of common stock.  Lisa Bershan, President converted $90,645 in accrued salary to 4,532,267 shares, Victor Hollander, CFO, converted $30,000 to 1,500,000 shares of Common stock, and Barry Schwartz, CEO, converted $93,400 in accrued salary to 4,669,986 shares of common stock.

During the period from July 1, 2010 to September 30, 2010, the Company received $696,770 in funds from the private placement of the Company's common stock at prices of $0.06 and $0.04 per share and issued 12,842,500 shares of Common stock at an average price of $0.058 to the investors.

During the period from April 1, 2010 to September 30, 2010, the Company issued 6,000,000 shares of common stock to two individuals as penalty  related to the conversion of preferred stock to common stock.  The fair value of the shares is $400,000.

Historical Trends

Cash Flows from Operating Activities. We used $1,294,332 of cash flows from operating activities during the nine months ended September 30, 2010 compared to using $764,676 in the comparable period in 2009.

Cash Flows used by Investing Activities. We used $11,100 for the purchase of equipment during the nine months ended September 30, 2010. We used $4,920 for the purchase of equipment during the nine months ended September 30, 2009.

Cash Flows from Financing Activities. Cash flow provided by financing activities totaled $1,327,864 and $775,244 for the nine months ended September 30, 2010 and 2009, respectively. The primary sources of cash for the nine month period ended September 30, 2010 were proceeds from the sale of common stock of $1,279,216 net of costs, and proceeds from notes payable of $100,000.  The primary sources of cash for the nine months ended September 30, 2009 were proceeds from the sale of Common stock of $1,056,119, and proceeds from notes payable of $18,991.

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

Shipping and Freight Charges

The Company incurs costs related to shipping and handling of manufactured products, which amounted to $0 and $0 for the nine months ended September 30, 2010 and 2009, respectively. These costs are expensed as incurred as a component of warehouse expense. The Company also incurs shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold. Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expenses were $461,494 and $84,886 during the periods ended September 30, 2010 and September 30, 2009.

Normal Spoils Costs

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of goods sold.  The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the period ended September 30, 2010 and September 30, 2009, the Company had not booked an allowance for these costs.

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

The information contained in this Quarterly Report is as of September 30, 2010, unless expressly stated otherwise.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b).  In October 2007, our Controller was terminated as the result of our ceased operation.  We hired a full time controller in November 2009.  We will retain a consulting firm and are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls.  We expect to complete this review during 2010 to comply with the requirement of the SEC.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer,  who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the nine month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently involved in litigation with several of its vendors, several of which have had default judgments issued in prior years.  These judgments including costs were approximately $189,000 and are being accrued in accounts payable at the estimated amount that the Company may still be liable. As of September 30, 2010, no collection efforts have been made by the vendors.

The Company is also currently involved in former employee litigation the amount of $260,000. Shares of common stock were issued in settlement of the obligations in 2007, and appropriately expensed at the time the shares were issued. Subsequent to the settlement, the Company was subject to an additional judgment for which the outcome is still uncertain and unestimatable. In both cases the Company has made appropriate provision for the final outcome of these litigation matters.

Item 1a. Changes in Risk Factors.

The Company filed restated 10Q’s for the March 31, 2009, June 30 2009, September 30, 2009 and March 31, 2010.  In addition, the Company filed restated 10-K’s for years ended December 31, 2008 and December 31, 2009.  The Company has noted the reason for these changes in each of the filing with footnotes describing the financial impact of these changes on the Company’s financials.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the nine month period ending September 30, 2010, the Company issued 110,359,043 shares of Common stock for a value of $7,299,560.  Shares were issued at prices ranging from $0.04 per share to $0.12 per share. All shares purchased through the Company’s private placement activities were issued at a price of $0.06 per share.  All shares issued for conversion of debt or payments for services were issued at the price of the shares as quoted on the quotation service where the majority of shares of the Company’s share transactions occur.

Item 3. Defaults Upon Senior Securities

The Company is currently is default on a total of $50,000 in promissory notes.  The loans bear interest at 15% per annum.

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

Date: November 17, 2010