Form 10-K
ALL AMERICAN PET COMPANY, INC.
filed 2011-07-07
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ¨    No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ¨    No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ¨    No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ¨

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨

Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ¨    No x

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $4,156,829.00.

The number of shares of Common Stock, $0.001 par value, outstanding on June 20, 2011 was 230,934,983 shares.

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

The information contained in this Annual Report is as of December 31, 2010, unless expressly stated otherwise.

As used in this report, the term Company refers to All American Pet Company, Inc., a Maryland corporation.

PART I

ITEM 1.                      BUSINESS

Overview

All American Pet Company, Inc. (AAPT), a reporting public company with executive offices in Beverly Hills, California, was incorporated on February 13, 2003.  AAPT produces, markets, and sells super premium dog food under the brand names Grrr-nola®Natural Dog Food and BowWow Breakfast® Heart Healthy Dog Food.  Additionally, the Company has developed a full line of super premium nutritional bars that contain a full 8-ounce “dog” meal in a 4-ounce bar.  These bars are a portable, convenient, and healthy meal replacement or snack.  AAPT believes that this new form of super premium dog food will revolutionize the industry for the dog “on the go.” Our nutritional bars offer the convenience of a meal without the bag and the bowl.  The convenience factor enables any retailer, from superstore to convenience store and every location in between, the ability to readily display the product, either as an impulse item or in their dog food section.  The Company is also planning to add nutraceuticals, electrolytes, and rehydration products to further enhance their commitment to providing products that address serious health issues with dogs.

Summary of the Company and its Current Status

All American Pet Company, Inc. a New York corporation (“All American Pet New York”) was initially organized under the laws of the State of New York in February 2003. In January 2006, All American Pet New York merged (the “Merger”) into All American Pet Company, Inc. a Maryland corporation (“All American Pet Maryland”).  As used in this report, the term Company refers to All American Pet Company New York before the Merger, and to All American Pet Maryland after the Merger. In 2009 the company formed a number of subsidiaries to provide for accountability of each of its operations.  All American Pet Brands Inc. was formed in April of 2009 to be the Company’s manufacturing and sales operation.  All American PetCo. Inc. was formed in January of 2008 to provide all corporate infrastucture and management services. BowWow Millions Inc. was formed in April of 2009 to serve as the contest promotions entity.  In September of 2009 the Company signed a license and distribution agreement with AAP Sales and Distribution Inc. a third party company that obtained the rights to manufacture and sell certain of the Company’s products on a non-exclusive basis.  AAP Sales and Distribution Inc.’s operations have been consolidated with All American Pet Company inc. based on accounting guidelines for Variable Interest Entities.

Our executive offices are located at 9601 Wilshire Boulevard, Suite M-200, Beverly Hills, California 90210 and our telephone number at that location is (310) 424-1600.  Our website is www.allamericanpetcompany.com.  The information on our website is not, and shall not be deemed to be, a part of this report or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

The Company has never operated at a profit. The Company has continued to seek and has obtained substantial new equity investment, however, the company remains under significant financial strain primarily because of its low level of sales and limited operating funds. Our limited level of sales results from the Company not having enough funds to support the manufacture of its products, and not having all of the funds necessary to market its products or to pay the other costs required to place its products in stores where they can be sold.

AAPT is an innovator in what Euromonitor International states that the U.S. dog food and treats sales were $11.55 billion in 2009 and growing. Growth in the pet food market according to the American Pet Products Association was 6.8% in 2010.  AAPT is introducing its BowWow Breakfast® Dog Food Bars to this large market with the first nutritional dog food bars to be offered on a mass-market basis.  According to the Humane Society there were over 78 million dogs in U.S. households in 2009, and the trend toward treating our dogs as human members of the family is on the rise.  AAPT has positioned itself to become a market leader in its product categories by focusing on the health and convenience aspects that are important to dog owners.  All American Pet Company’s super premium formulas were developed in conjunction with a leading dog nutritionist.   These formulas are veterinarian recommended to emphasize that AAPT’s products are formulated for pet wellness. AAPT’s dog wellness products are expected to benefit from the trend to seek wellness for pets as reflected in the 8% growth in money spent on veterinary care in 2010 which reach $13.1 billion in pet wellness as stated by the American Pet Products Association

The Company has been manufacturing inventory of its products to meet anticipated delivery requirements for December 2010 and the first quarter of 2011. Deliveries began in December 2010 and are expected to continue in the first quarter of 2011 and through out 2011. As of year end 2010, through the efforts of AAPT’s licensee/distributor AAP Sales and Distribution Inc., a third party company, AAPT’s  products have been approved for purchase by approximately 12,000 stores, ranging from mass merchants, supermarkets, drug store chains, and convenience store chains.  The company’s strategy has been to aggregate these acceptances until they represent a national distribution footprint that will benefit from their regional and national marketing campaigns and promotions.

All American Pet Company, Inc. Products:

Grrr-nola® Natural Dog Food and Grrrnola Nutritional Bars

Grrr-nola® Natural Dog Food and Grrrnola Nutritional Bars are vitamin fortified and provide taurine for heart health and L-Carnitine to help convert fat to energy. Their premium blend of natural ingredients provides essential nutrients optimized to promote a dog’s nutrition, health, and vitality.  Unlike most dry dog food, chicken is the foundation of Grrr-nola because AAPT believes that meat protein, not grains, should be the main ingredient in any dog food.  Grrrnola super premium nutritional bars contain a full 8-ounce meal in a 4-ounce bar that is portable, convenient, and healthy.

Grrr-nola Natural® Heart Healthy Dog Food is made in the U.S.A. with all ingredients sourced from domestic suppliers.  This premium dog food is 100% safe, 100% wheat gluten free, and has not been affected by any pet food recall.

BowWow Breakfast® Heart Healthy Dog Food

BowWow Breakfast® Heart Healthy Dog Food provides a complete and balanced start to any dog’s day.  Veterinary health experts recommend feeding a dog twice daily to lower the risk of obesity, bloating, and digestion problems.  Just as with humans, breakfast should be one of those meals.    BowWow Breakfast® Heart Healthy Dog Food is a vitamin fortified, no sugar added, natural formula that includes taurine for heart health and L-Carnitine to help convert fat to energy.  BowWow Breakfast® Heart Healthy Dog Food provides more complete nutrition than many other leading brands and is available in three flavors and textures: Chompions®, Chewa-Bunga®, and Fido Flakes®. BowWow Breakfast® Heart Healthy Dog Food products are made in the U.S.A., are 100% safe and 100% wheat gluten free, and have never been affected by any pet food recall.

BowWow Breakfast® Nutritional Dog Food Bars

BowWow Breakfast® Nutritional Dog Food Bars consist of a premium blend of natural ingredients that provide essential nutrients optimized to promote dog nutrition, health, and vitality.   They are formulated with Taurine and L-Carnitine along with key antioxidant vitamins, chelated minerals, omega fatty acids, potassium, and sodium to promote proper nutrition and heart health.  Research indicates that Taurine may help maintain and improve canine cardiac function, and supplemental L-Carnitine protects the heart from stress, damage, and cardiovascular risk factors.  Additionally, L-Carnitine promotes the conversion of fat into energy while maintaining lean muscle mass and promoting the loss of overall body fat.  BowWow Breakfast® Nutritional Dog Food Bars contain a full 8-ounce meal in a 4-ounce bar that is portable, convenient, and healthy.

The Market
The pet food and snack industry is an $18.55 billion dollar a year market with $11.5 billion spent exclusively on dog food according to Euromonitor International.

Demand for products that address deficiencies in commercial dog food is on the rise as the number of serious medical conditions in dogs grows.  These concerns have resulted in “natural” pet food becoming the fastest growing sector in the pet food industry.  Statistics show that more than 30 million dogs will have cardiac disease by the time they reach the age of 7.  AAPT is currently the only dog food company endorsed by a cardiac veterinarian surgeon.

The fastest growing segment of the companion animal market is pet healthcare, with annual revenues of $34 billion (bigger than the toy, pasta, and baby food industries combined), and growing at about 15% per year.  People who are becoming educated regarding healthcare drive the domestic pet market, which includes 78 million dogs in the U.S.  These people tend to be at the top of their economic cycle and have a higher propensity to purchase healthy products for their pets.  AAPT’s super premium dog food is specially formulated by a leading canine nutritionist and can be part of a diet that decreases the impact of cardiac conditions, musculoskeletal stress, obesity, and Type II diabetes.

Marketing

The marketing of AAPT’s brands began in 2009.  We initially ran trade advertising to build the presence of our product line with buyers and retail merchandisers.  The Company continues to build awareness for their brands, mostly through editorials and other public relations initiatives, including TV appearances that were virally distributed.  Additionally, AAPT promoted multi-location charity events that raised funds for canine cardiac care.  We have also supported people who are contemplating giving up their dogs due to the effects of rising unemployment, rising foreclosures, higher costs of veterinary care, and the overflow of shelters.  AAPT started a program called “Keeping Families Together,” which assists people and their dogs that have a need for help.

The Company’s strategy has been to aggregate these acceptances until they build a national distribution footprint that will benefit from regional and national marketing campaigns. The Company has approached a broad range of mass merchants, pet centers, supermarket chains, drug store chains, and convenience store chains regarding selling AAPT products in their stores.  AAPT is currently an approved vendor to retail outlets with 12,000 locations nationwide.  In addition to their in-house sales, AAPT has developed a network of food brokers who have strong relationships with national retail chains representing over 75,000 stores that carry pet food and pet snack products.  The Company has also brought in outside merchandising experts to market and increase public awareness of the Company’s products.  AAPT’s sales efforts are focused on setting sales and delivery dates for their new line of natural products and we completed delivery of this new line of products to a 1320 store super market chain in December of 2010. The Company’s sales team has been working with a number of retailers and is an approved vendor at chain stores with over 12,000 locations.  The Company is anticipating additional purchase to result form its vendor status with these retailers in 2011.

Educating the public regarding AAPT products and the benefits that dogs will receive from them is an important aspect of AAPT’s business.  The Company has employed advanced media and promotional techniques to educate consumers about the health benefits of their revolutionary dog food products.  It is our belief that consumer education will lead to increased sales of our products.  The current media-driven tools AAPT is using include direct marketing and data gathering programs, Internet marketing, strategic media, promotional alliances, traditional and non-traditional advertising campaigns, and national, local, and print news interviews.  The Company also intends to use loyalty mass mailers; “end cap” displays and related sales promotions, and high profile shopping center publicity events.  The company is in the process of developing a video news release (VNR) that will be distributed to media outlets nationwide.  The goal of the VNR is to educate and inform potential consumers of the benefits of the company’s products.  Anticipated release to the media and news outlets is anticipated to start in the second quarter of 2011.

Manufacturing

The Company currently relies on one non-affiliated dog food manufacturer, CJ Foods, Inc., for production of its dog food, along with four non-affiliated packaging, manufacturing, and printing companies.  AAPT purchases approximately 86% of the materials necessary for the production of their products from these third party sources.  The other 14% of the materials necessary for production comes from various packaging manufacturers, shipping companies, and packaging suppliers.  AAPT does not maintain supply agreements with these parties, but instead purchases products through the use of purchase orders in the ordinary course of business.  During the first quarter of 2010, AAPT obtained a “human-food-grade” forming machine through a leasing agreement with an option to purchase.  This equipment will be used to produce the “bars” at their dog food manufacturer’s facility.  The Company has also obtained packaging equipment to wrap, carton, and case pack the “bars.”  This equipment was also obtained through a lease agreement with an option to buy.  In addition, we signed a warehouse lease in Nebraska City, Nebraska where all of the packaging, receiving, storing, staging, and shipping of all of our products will take place.

The Company entered a license agreement in August 2009 that expands the Company’s sales and marketing capacity.  The agreement grants AAP Sales and Distribution, Inc., a non-affiliated company, a non-excusive license agreement to sell, distribute under certain conditions, and, with the supervision of All American Pet Company, Inc., manufacture the Company’s products, which will augment the Company’s ability to cover the marketplace. This non-exclusive agreement allows the licensee the use of AAPT’s intellectual property and branding to manufacture and sell a specific list of AAPT’s product lines.  This agreement allows the Company to leverage its management time and assets to assisting in expanding our ability to build our distribution.  AAP Sales and Distribution Inc.’s operations have been consolidated with All American Pet Company inc. based on accounting guidelines for Variable Interest Entities.

AAPT retains the rights to all of its formulas, trade secrets, and brands.  The license covers AAPT’s products: “Heart Healthy” Dry Dog Food, the Grrr-nola® Natural Dog Food, Chewabunga® Healthy Breakfast for Dogs, BowWow Breakfast®, and Grrr-nola® Multi-grain Food Bar, and others to be mutually agreed upon.  This agreement provides that AAPT receive advance payments, minimum royalties, and a royalty on all sales of product by the licensee based on sales and guaranteed payments providing an attractive economic benefit to AAPT.

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

Competition

The pet food business is highly competitive.  Virtually all of the manufacturers, distributors, and marketers of pet food have substantially greater management, financial, brand recognition, research and development, marketing, and manufacturing resources that AAPT at the moment.  Competitors in the super-premium pet food market include, among others: Colgate-Palmolive Co., whose major brand is Hills’ Science Diet; Proctor and Gamble, whose major dog food brands are Iams and Eukanuba; and Nestle Corporation, whose major dog food brand is Purina.

In addition, AAPT competes with current private label supermarket high-priced dog foods, as well as private label premium dog foods offered in the specialty pet stores and mass merchants.  The Company perceives that the dog food recalls that occurred in 2009 and 2010 have led to the opening of shelf space in supermarket stores, mass merchants, pet centers, and drug store locations.

Regulation

We are subject to a broad range of federal, state and local laws and regulations intended to protect public health, natural resources and the environment. Our operations are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (“FDA”), the Department of Agriculture (“DOA”) and various state and local authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Due to the widely publicized pet food recalls in the last few years, both our Company and our dog food supplier are doing more quality assurance testing for melamine, and other potential contaminants. A task force has been established to assert more stringent “country of origin” labeling. We will be working with our supplier and the FDA in solving this industry wide issue. In addition, we will require our supplier to test all flour samples for melamine with the new test curve set up to handle contaminants. Our manufacturer will also be researching amino acid profiling of new suppliers to validate the legitimacy of protein sources.

Employees

As of December 31, 2010, we had 7 full-time employees, which included three officers, a controller, graphic artist and two in our warehouse facility. We also had one consultant who works with us on a part-time basis to assist in local marketing and public relations activities.

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

Our independent registered public accountants included an explanatory paragraph in their audit report in connection with our 2010 financial statements stating that because we have incurred a net loss of  $7,439,775 and a negative cash flow from operations of  $2,116,774 for the year ended December 31, 2010 and had a working capital deficiency of  $3,154,575 and a stockholders' deficiency of  $3,365,717 at December 31, 2010, there is substantial doubt about our ability to continue as a going concern.  These factors, along with others, may indicate that we will be unable to continue as a going concern for a period of twelve months or less.

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

We have had negative cash flows from operations, and as of December 31, 2010.  To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our products to market. We do not have sufficient funds to satisfy our short-term cash requirements.

We had a working capital deficit of $3,189,040 at December 31, 2010, which means that our current liabilities exceeded our current assets on December 31, 2010 by that amount. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2010 were not sufficient to satisfy all of our current liabilities as of that date.

We need significant additional funds to maintain and develop our business.

As of December 31, 2010 our expenses ran at a “burn rate” of approximately $86,500 per month.  Our current capital resources are insufficient to fund operations at the present time, and we will require substantial additional capital in order to sustain our operations, fund sales and marketing activities, pay for the manufacture of our products, and implement our business plan during the year ending December 31, 2011 and beyond. Our ability to continue as a going concern is dependent on our ability to raise capital.

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

We are obligated to maintain our periodic public filings and public reporting requirements, on a timely basis, under the Rules and Regulations of the SEC. In order to meet these obligations, we will need to continue to raise capital. If adequate funds are not available to us, we will be unable to comply with those requirements and could cease to be qualified to have our stock traded in the public market. As a public company, we have incurred and will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the SEC, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Although, under rules issued by the SEC, as currently in effect, we will not be required to evaluate how to document and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC. Effective disclosure controls and procedures and internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud generally. We must begin to implement proper procedures significantly in advance of this date and will incur significant up-front expenses to do so. If we are unable to achieve and maintain adequate disclosure controls and procedures and internal controls, our business and operating results could be harmed.

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

The market for pet food is competitive and subject to changing consumer preferences, including sensitivities to product ingredients and nutritional claims. At this time, our products are largely unproven in the commercial arena. Market acceptance may depend on many factors, including among other things:
· price
· aroma
· taste
· ingredients
· nutritional claims; and
· word-of-mouth recommendations by pet owners

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

Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk. The market price of our common stock could fluctuate widely in response to many factors, including:

·	developments with respect to patents or proprietary rights;
·	announcements of product innovations by us or our competitors;
·	announcements of new products or new contracts by us or our competitors;
·	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
·	changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates;

·	conditions and trends in our industry;
·	new accounting standards;
·	general economic, political and market conditions and other factors; and
·	the occurrence of any of the risks described in this report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are presently located at 9601 Wilshire Boulevard, Suite M200, Beverly Hills, California 90210.  The lease payments are $79,480 for the first year of the lease, plus our share of certain building expenses with rent increases each year thereafter, with rent of $86,145 in the last year of the lease.

All American Pet Bands Inc. a wholly owned subsidiary of All American Pet Company Inc. leases 10,000 square feet of a 15,000 square foot warehouse located at 1502 11th Corso, Nebraska City, Nebraska, in Otoe County, Nebraska.   The terms of the lease allows for the right of ingress and egress to the premises, adequate space for loading and unloading of trucks in loading dock areas and 20 parking spaces adjacent to the leased premises.

The Company is utilizing the premises for light manufacturing, business offices and warehouse storage facilities.  Under the lease, the Company may place on the premises trade fixtures, including packaging equipment, racking systems and such other manufacturing equipment as will be used in Company’s operations at the property.  The Lease commenced on March 16, 2010 for a one (1) year term, with a monthly rent of   $3,300.00.  Based upon the leasing of 10,000 square feet. As of March 31, 2011 we are on a month-to-month tenancy and have been in discussions with the Landlord to extend this lease to a five (5) year lease with a five (5) year option, or any other terms as agreed to by the parties.

ITEM 3. LEGAL PROCEEDINGS

The Company was and is involved in various litigations with trade creditors, former employees and professionals. Currently there are ten judgments against the Company in the aggregate amount of approximately $291,010.   A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.  A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.  The Company has been in negotiations with various payment plans and is expecting to settle the matter for a reduced amount that has not been determined at this time. A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company is planning to negotiate a reduced settlement of the final balance owed.   A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The company has had no contact with the plaintiff in this matter and expects to not pay anything of this judgment amount.

The company has settled a lawsuit with a former employee in the amount of $90,000 plus $2,069 previously settled. The Company is required to make an initial payment of $15,000 on or before April 30, 2011 and 14 monthly installments of $5,357 begining June 1, 2011. As of July 1, 2011, the Company has not made any of the required payments under the terms of the agreement.

A grocery services company filed to substitute attorneys for on its filing to collect $22,000 in fees for advertising services on February 22, 2011.  This matter is pending; however the Company believes it will be settled for a nominal amount if anything based on the age of the payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to the stockholders for a vote in the year ended December 31, 2010.

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

The table below represents the quarterly high and low bid prices for the Company’s common stock for the last two fiscal years as reported by the Pink Sheets.

	2009		2010
	High	Low	High	Low
First Quarter	$0.10	$0.02	$0.13	$0.06
Second Quarter	$0.18	$0.10	$0.12	$0.051
Third Quarter	$0.14	$0.06	$0.075	$0.035
Fourth Quarter	$0.10	$0.04	$0.07	$0.2

The closing bid price for the Company’s common stock on December 31, 2010, was $0.03 per share. As of such date, there were approximately 118 registered owners and of the Company’s common stock and 146 disclosed street name stockholders. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Increase in Authorized Common Stock
On October 13, 2009, the Company held a stockholders’ meeting and the stockholders voted to increase the authorization of common stock from 50,000,000 shares to 250,000,000 shares.  On February 28, 2011 the Company held a stockholders meeting and voted to increase the authorized number of $0.001 par value Common stock from 250,000,000 to 500,000,000.

Private Placement of Common Shares
During the year ended December 31, 2009, the Company raised $1,010,242 (net of $70,000 subscription receivables) from private placement sale of 19,800,114 shares of common stock.

During the year ended December 31, 2010 the company raised $1,714,216 from the private placement sale of 31,647,084 shares of the Company’s $0.001 par value Common stock. The Company sold stock at prices ranging from $0.03 to $0.06 with an average price of $0.054.

Conversion of Preferred Stock to Common Stock
In February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock.  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders (the Releases) from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company will issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000. This agreement was extended on May 25, 2010 to August 31, 2010 with an agreement to issue an additional 1,000,000 shares as compensation for the extension and 3,000,000 were issued on May 26, 2010 based on the terms of the original agreement that called for the shares to be issued if the value was not paid on or before June 15, 2010.  During the nine months ended September 30, 2010, the Company recorded an $800,000 share guarantee expense to account for the obligation described above.  The June 1, 2010 amendment to the March 7, 2009 agreement was amended to extend the liquidation period to achieve the $800,000 guaranteed liquidation value to March 31, 2011.  The company issued an additional 2,000,000 shares of Common stock as the fee for this extension.  As of December 31, 2010, the share guarantee liability totaled $600,000.

Warrants Issued with Shares of Common Stock
There were no warrants issued in 2010.  There were 3,437,031 warrants that expired during the year ended December 31, 2010.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the year ended December 31, 2010 and 2009 is as follows:

	Number of Units	Weighted- Average Exercise Price Per Share

Outstanding at December 31, 2008	8,437,031	.16
Granted 2009	1,800,000
Outstanding at December 31, 2009	10,237,031	.16
Expired 2010	(3,437,031)
Outstanding at December 31, 2010	6,800,000	.16

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2010 is from two to eight years.

Common Stock to Employees and Contested Employee Claims

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

Common Shares to Vendors and Consultants

During the year ended December 31, 2010, the Company issued 72,228,830 shares of common stock valued at $4,286,910 to various consultants and professionals for services rendered and to be rendered.  Since some the shares were issued for services to be performed over a period of time the Company recorded as prepaid expenses and the value is amortized over the service period.  All restricted trading shares were valued based on the price of the ongoing private placement.  All free trading shares were valued these issuances based on the market price of the shares as quoted on the primary quotation service where the shares are traded on the date of issue. Shares were issued at prices ranging from $0.04 per share to $0.12 per share.  Of the total shares issued, the Company issued 2,250,000 shares of its restricted common stock valued at $135,000 to pay finder’s fees for referred funding sources. Of the total shares issued, the company negotiated to pay accrued fees to two marketing consultants with shares of restricted common stock. The Board of Directors authorized the transaction on April 7, 2010.   Accrued fees of $6,693 were converted to 334,628 shares of common stock and $59,554 in accrued fees was converted to 2,977,714 shares of common stock.

During the year ending December 31, 2010 the Company issued 6,000,000 shares of common stock to two individuals related to the conversion of preferred stock to common stock described above.  The fair value of the shares was $400,000.  See paragraph above titled “Conversion of Preferred Stock to Common Stock”.

In addition to the shares issued for cash the company also used shares to pay for services to retain working capital.  The Company issued 11,000,000 shares of its Common stock at a price of $.06 per share valued at $540,000 on September 30, 2010 to pay for talent, production costs and media time for a series of video advertisements to promote the launch of its products and build brand recognition for the Company and its products. The Company issued 2,500,000 shares of Common stock on September 30, 2010 for technical production expertise to consultants at a price of $.06 per share valued at $150,000.  The company issued 2,750,000 shares of its Common stock for distribution and manufacturing advisors in the European Community at a price of $.06 per shares for a value of $165,000.  The Company issued 7,000,000 for financial advisory and public relations services from advisors in the European Community in September of 2010 at a price of $.06 per share for a value of $420,000. The Company issued 4,500,000 shares of Common stock to reimburse the Company’s sales and distribution licensee for the costs of delays experienced by the Company in being able to deliver its products.  The shares were issue to cover the settlement of these expenses for the 12 months ending December 31, 2010 in the amount of 4,500,000 shares at $.06 per share valued at $270,000.  AAP Sales and Distribution Inc.’s operations have been consolidated with All American Pet Company inc. based on accounting guidelines for Variable Interest Entities.  Shares were issued to the Company’s marketing consultant based on converting $80,0000 of debt to 2,000,000 shares of Common stock.  The Company issued 3,000,000 shares as a distributor fee for the distribution agreement for sales in the New York Tri-state area in the amount of 3,000,000 shares of Common stock the price was $.06 per shares and valued at $180,000.

Related Party Transactions

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

Common Stock Issued – Settlement of Officers Accrued Salaries

The total number of shares of Common Stock to be subject to this Plan is 35,000,000. During the year ended December 31, 2010 there were 19,750,000 shares issued under the Plan.

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

The following was affected:

For Barry Schwartz, his accrued salary was exchanged for 8,843,584 shares of Common stock.  For Lisa Bershan, her accrued salary was exchanged for 6,933,372 shares of Common stock

Stock Based Compensation
Securities Authorized for Issuance Under Equity Compensation Plans
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

ITEM 6.  SELECTED FINANCIAL DATA
Pursuant to item 301(e) of Regulation S-K smaller reporting companies are not required to provide the information required by this section.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Results of Operations

The Company has never operated at a profit, and is currently under significant financial strain primarily because it has limited operating funds. The lack of significant sales results from the Company not having the funds necessary to manufacture its products, and  not having funds to market its products or to pay the other costs required to place its products in stores where they can be sold.

The Company's Business Model

We generate revenue from the sales of super-premium dog food products to mass merchants, supermarkets, pet centers, and drug store customers, which we refer to in this section as retail customers. Our focus initially is to concentrate on the mass merchants and pet centers, because they normally do not require their retail suppliers to advance or spend funds on sales incentives and other promotional costs.  In addition, these types of retail chains do not charge slotting fees for placement of products on their shelves. We will follow this strategy with refocusing our sales to supermarket and drug store customers. Revenue arrangements with supermarket and drug store customers normally include sales incentives and other promotional costs such as coupons, volume-based discounts and off-invoice discounts. In addition, we may pay "slotting fees," which are fees paid based on an oral arrangement with a supermarket customer to have our products placed on its shelves. Slotting fees are a one-time fee paid to a supermarket customer. Additional slotting fees may be incurred with a supermarket and grocery store customer in the future if additional products are sold. As we continue to build out our distribution network to the supermarket customers, we anticipate incurring additional slotting fees. We record slotting fees as a reduction of gross sales. We do not currently have sufficient funds to pay the slotting fees necessary to shelve our products with retail customers at a level necessary to sustain our operations or generate revenue and that is why we have re-strategized our position to do business with the mass merchants, pet centers and drug stores and have licensed AAP Sales and Distribution Inc. to represent the Company’s products.

AAPT produces, markets, and sells super premium dog food under the brand names Grrr-nola®Natural Dog Food and BowWow Breakfast® Heart Healthy Dog Food.  Additionally, the Company has developed a full line of super premium nutritional bars that contain a full 8-ounce “dog” meal in a 4-ounce bar.  These bars are a portable, convenient, and healthy meal replacement or snack.  AAPT believes that this new form of super premium dog food will revolutionize the industry for the dog “on the go.” Our nutritional bars offer the convenience of a meal without the bag and the bowl.  The convenience factor enables any retailer, from superstore to convenience store and every location in between, the ability to readily display the product, either as an impulse item or in their dog food section.  The Company is also planning to add chewable nutraceuticals, electrolytes, and rehydration products to further enhance their commitment to providing products that address serious health issues with dogs.

At this time the Company does not operate its own dog food manufacturing facility. We currently contract with one non-affiliated dog food manufacturer that has the capacity to allow the company to reach sales in excess of 100 million dollars annually. We plan to use this company for all of the production of our dog food in the near future along with five non-affiliated packaging companies (two that produce the cartons for our products, two that produce the bags for packaging our products and one that produces the wrappers for our bars). We maintain strict quality assurance and quality control standards when producing all our products. With respect to our dog food manufacturer, for example, when we produce any of our dog food products, at least one of our employees is present at the manufacturing facility to supervise production, and to test the quality and ingredients of the dog food. We currently lease warehouse space to store our dog food products. The warehouse space requires meeting processing standards and very strict quality control benchmarks.

The Company is manufacturing inventory of its products to meet current and anticipated delivery requirement. Deliveries began in December 2010.  We anticipate further deliveries in the first quarter of 2011 and beyond. As of December 31, 2010, AAPT is an approved vendor in approximately 12,000 stores, ranging from mass merchants, supermarkets, drug store chains, and convenience store chains.  The company’s strategy has been to aggregate these acceptances until they represent a national distribution footprint that will benefit from their regional and national marketing campaigns and promotions.  Revenues from the sales of the deliveries made in 2010 have been offset in our financial statements by the requirement to record slotting fees. These fees though incurred by AAP Sales and Distribution Inc. offset the revenue generated by making the deliveries. AAP Sales and Distribution Inc. is third party licensee and distributor of the Company was deemed to be a Variable Interest Entity of the Company as AAP Sales and Distribution Inc.  was deemed to be the primary beneficiary of the Company because of the relatively significant financial support provided to AAP Sales and Distribution in the form of the production and distribution and deferred payment arrangements between AAP Sales and Distribution Inc. and All American Pet Company Inc.

Results of Operations for the Year Ended December 31, 2010 compared with the Year Ended December 31, 2009

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for years ended December 31, 2010 and December 31, 2009 included in this Annual Report.

For the year ended December 31, 2010, sales and marketing expenses increased by $226,382, which consisted mainly of an increase of $486,268 in advertising, an increase of $292,500 in local marketing and a decrease of $552,386 in other marketing expenses. General and administrative expenses increased $1,378,580. This amount consisted mainly of the increase of $110,588 for payroll and payroll taxes, an increase of $384,429 for professional fees, an increase of $303,549 for forgiveness of accounts payable debt, and an increase of $580,014 in other general and administrative expenses.

Revenue from the sales of our super-premium dog food products to AAP Sales and Distribution Inc. were $146,589 less Marketing and Product Placement fees charged to AAP Sales and Distribution Inc. were $146,578 and were accounted for as Slotting Fees. The operating results of AAP Sales and Distribution Inc. a third party licensee and distributor of All American Pet Company Inc. products have been consolidated in the financial statement for All American Pet Company for the year ending 2010.  The operations of AAP Sales and Distribution Inc. should have been consolidated in the 2009 based on the accounting guidelines for Variable Interest Entities but were not because its operations in 2009 were not material.  As there were no sales to AAP Sales and Distribution on 2009 the company’s operations were not consolidated.  Product placement and marketing fees of $146,578 called “Slotting Fees” are recorded on the All American Pet Company Inc. financial statements as a reduction of gross sales resulting in net reported sales of $20.00. Slotting fees are a one-time-fee, paid to a supermarket customer. They are paid based on an oral arrangement with a supermarket customer to have the All American Pet’s products placed on its shelves. Additional slotting fees may be incurred with a supermarket and grocery store customer in the future if additional products are sold.

Because of our lack of funding and lack of promoting our products sufficiently, we have incurred high costs while generating minimum revenues. As a result, we have experienced large operating losses and negative cash flow. At December 31, 2010 and December 31, 2009, we had a working capital deficit of $3,154,575 and $2,627,823, respectively, and a stockholder’s deficit of $3,365,717 and $2,920,813, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Ongoing working capital requirements will primarily consist of marketing, promotional and advertising expense and reducing our liabilities. We believe that our revenue growth and future profitability will depend on the success of our funding, sales strategies with the mass merchants and pet centers and marketing strategies. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

Inventories consist of raw materials, packaging supplies and finished goods and are valued at the lower of cost (first-in, first-out (FIFO) method) or market.  Inventory was $136,806 and $730 at December 31, 2010 and 2009.  Inventory consisted of finished goods held for resale and samples, printed packaging including bags, wrappers for dog food nutritional bars, retail cartons for the bars and corrugated shipping boxes.

Liquidity, Capital Resources and Going Concern

The Company incurred a net loss of $7,439,775, and cash used from operations of $2,116,774, for the year ended December 31, 2010, and a working capital deficiency of $3,189,040 and a stockholder deficiency of $3,365,717 at December 31, 2010. These matters raise substantial doubt about our ability to continue as a going concern.

In their reports in connection with our 2010 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $7,474,240 and a negative cash flow from operations of $2,116,774 for the year ended December 31, 2010, and a working capital deficiency of $3,189,040 and a stockholders' deficiency of $3,400,182 at December 31, 2010, there was substantial doubt about our ability to continue as a going concern.

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

There were accounts payable of $1,584,152 on December 31, 2009 and $1,855,874 on December 31, 2010.

During the year 2010, 10,293,150 shares of Common Stock were issued for consultants’ fees of $617,588 and 50,000 shares of common stock was issued for an Employee Bonus of $3,000.

On May 4, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $40,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on February 4, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On November 18, 2010 $8,000 of the principle balance was converted into 506,329 shares. On November 29, 2010 $10,000 of the principle balance was converted into 724,638 shares. On December 8, 2010 $8,000 of the principle balance was converted into 672,269 shares. On December 15, 2010 $10,000 of the principle balance was converted into 1,041,667 shares. On December 20, 2010 $4,000 of the remaining principle balance and $1,600 in interest was converted into 608,696 shares. As of December 31, 2010 this note was paid in full.

On June 15, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on March 17, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s Common Stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of December 31, 2010, the principal amount due is $30,000. Accrued interest in the amount of $1,808 is included in interest payable at December 31, 2010, respectively.

On August 27, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on May 31, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s Common Stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of December 31, 2010, the principal amount due is $30,000.  Accrued interest in the amount of $1,210 is included in interest payable at December 31, 2010, respectively.

On December 6, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $37,500.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on September 8, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s Common Stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of December 31, 2010, the principal amount due is $37,500. Accrued interest in the amount of $756 is included in interest payable at December 31, 2010, respectively.

During the year ended December 31, 2010, the Company issued 72,228,830 shares of Common Stock valued at $4,286,910 to various consultants and professionals for services rendered. All shares were valued based on the market price of the shares as quoted on the primary quotation service where the shares are traded on the date of issue. Shares were issued at prices ranging from $0.04 per share to $0.12 per share.

The Company has moved forward with settling former employee litigation, the amount of which was approximately $260,000. See Item 1 of Part II. Even though one matter has been settled and one matter is now not in litigation the final cost to the Company is expected to be considerably less than the full amount of the original litigation.  The final outcome of these matters is pending fulfillment of settlement agreements and final terms of a negotiation with the other two parties. On April 6, 2010, the Company settled the litigation with one of these employees who claimed to be owed $80,000 for $52,000 to be paid over a 27-month period.   As part of the settlement, the former employee has returned 400,000 shares of the Company’s Common Stock valued at $52,000 to the escrow agent, with the shares be returned to the Company upon completion of the payment obligation.  The escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.  The Company has recorded $52,000 as a Common Stock receivable for the stock in escrow.

In addition to the Common Stock issued for cash the Company also used stock to pay for services to retain working capital.  The Company issued 11,000,000 shares of its Common Stock at a price of $0.06 per share valued at $540,000 on September 30, 2010 to pay for talent, production costs and media time for a series of video advertisements to promote the launch of its products and build brand recognition for the Company and its products. The Company issued 2,500,000 shares of Common Stock on September 30, 2010 for technical production expertise from consultants at a price of $0.06 per share valued at $150,000. The Company issued 2,750,000 shares of Common Stock for distribution and manufacturing advisors in the European Community at a price of $0.06 per shares for a value of $165,000.  The Company issued 7,000,000 shares of Common Stock for financial advisory and public relations services from advisors in the European Community in December 31st 2010 at a price of $0.06 per share for a value of $420,000. The Company issued 4,500,000 shares of Common Stock to reimburse the Company’s sales and distribution licensee for the costs of delays experienced by the Company in being able to deliver its products. The shares were issued to cover the settlement of these expenses for the 12 months ending December 31, 2010 in the amount of 4,500,000 shares at $0.06 per share valued at $270,000. Shares were issued to the Company’s marketing consultant based on converting $80,000 of debt to 2,000,000 shares of Common Stock.  The Company issued 3,000,000 shares of Common Stock as a distributor fee for the distribution agreement for sales in the New York Tri-state area at $0.06 per shares and valued at $180,000.

On April 5, 2010, an officer converted a note in the amount of $16,176 to 808,793 shares of restricted Common Stock.  The fair value of the shares was $48,528 and the difference of $32,352 was recorded to interest expense.

On April 8, 2010, the Board of Directors reached an agreement with certain officers of the Company to convert their past due accrued salary to shares of Common Stock.  Lisa Bershan, President converted $90,645 in accrued salary to 4,532,267 shares of Common Stock, Victor Hollander, CFO, converted $30,000 to 1,500,000 shares of  Common Stock, and Barry Schwartz, CEO, converted $93,400 in accrued salary to 4,669,986 shares of  Common Stock.

During the period from April 1, 2010 to September 30, 2010, the Company issued 6,000,000 shares of Common Stock to two individuals as penalty related to the conversion of preferred stock to common stock.  The fair value of the shares is $400,000.

Historical Trends

Cash Flows from Operating Activities. $2,116,774 of cash flows from operating activities during the year ended December 31, 2010 compared to using $1,000,450 in the comparable period in 2009.

Cash Flows used by Investing Activities. We used $34,899 for the purchase of equipment during the year ended December 31, 2010. We used $4,920 for the purchase of equipment during the year ended December 31, 2009.

Cash Flows from Financing Activities. Cash flow provided by financing activities totaled $2,150,839 and $1,005,326 for the years ended December 31, 2010 and 2009, respectively. The primary sources of cash for the year ended December 31, 2010 were proceeds from the sale of Common Stock of $1,782,715 net of costs, and proceeds from notes payable of $137,500.  The primary sources of cash for the year ended December 31, 2009 were proceeds from the sale of Common Stock of $1,010,244, and proceeds from notes payable of $48,991.

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

Shipping and Freight Charges

The Company incurs costs related to shipping and handling of manufactured products, which amounted to $8,039 and $0 for the year ended December 31, 2010 and 2009, respectively. These costs are expensed as incurred as a component of warehouse expense. The Company also incurs shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold. Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expenses were $477,472 and $58,791 during the years ended December 31, 2010 and December 31, 2009, respectively.

Normal Spoils Costs

Expenses for spoils that are incurred after our products are received by our customers are recorded as a reduction in gross sales.  Expenses for spoils that are incurred while raw materials are stored pending orders are included in costs of goods sold.  The Company regularly evaluates the cost of spoils in relationship to sales to determine if its allowance is adequate. As of the period ended December 31, 2010 and December 31, 2009, the Company had not booked an allowance for these costs.

Distribution of Free Products

In order to generate interest in the Company’s dog food products, the Company sends sample products to investors, prospective buyers and consumers. In 2010 the expense realized for sample products distributed to sales staff and buyers was $1,259.99 compared to no samples distributed in 2009. The costs related to these samples are expensed as sales and marketing expenses.

Impact of Recently Issued Accounting Statement
See Note #3 to the Notes to Financial Statements – “New Accounting Pronouncements”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by ITEM 8 is included on pages F-1 to F-25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 27, 2007 the company engaged Hawkins for the audit and review of the financial statements for the year ending December 31, 2009 and 2008.  Weinberg did not receive the notice of dismissal until September 17, 2007. The Company engaged De Joya Griffith & Company, LLC to review the financial statements for each of the three months ended March 31, 2010, June 30, 2010, September 30, 2010, and December 31, 2010.  The Company engaged De Joya Griffith & Company, LLC to audit the financial statements for the year ending December 31, 2010.

The reports of Hawkins on the Company's financial statements for the Company's year ending December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope, or accounting principles. The report of Hawkins did contain a modification for substantial doubt about the Company’s ability to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim period through the date of engagement of De Joya Griffith & Company, LLC, the Company did not consult De Joya Griffith & Company, LLC regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-B.

There were no reportable events as that term is described in Item 304(a)(1)(iv) (A)-(E) of Regulation S-B.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2010, our independent registered accounting firm, De Joya Griffith & Company, LLC, reported to the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control.

After a review of the Company’s current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to December 31, 2010, which correspond to the two material weaknesses identified above.

1.
In connection with the ineffective assessment of the Company’s internal control over financial reporting, management plans to implement additional controls to improve the effectiveness of the Company’s disclosure controls and procedures.

Management believes this remediation will remediate the corresponding material weakness described in Item 1, immediately above.

2.
In connection with the reported inadequate review and approval of certain aspects of the accounting process, management has reiterated the Company’s current review and approval processes, to insure that all accounting reconciliations, journal entries and complex transactions are reviewed and approved on a timely basis.

Management believes this remediation has remediated the corresponding material weakness described in Item 2, immediately above.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting, because Management’s report in the annual report was not subject to attestation by the Company’s independent registered public accounting firm, pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control during 2010 over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

           None.

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS

The following is certain information regarding our directors and executive officers:

Name	Position	Age	Director Since
Barry Schwartz	Chief Executive Officer, and Chairman of the Board of Directors	64	February 2003
Lisa Bershan	President, Secretary and Director	54	February 2003
Victor Hollander	Chief Financial Officer, and Director	78	May 2009

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

Victor Hollander, has served as Chief Financial Officer of the Company since March 2009 and a Director since May of 2009. Mr. Hollander is a CPA, formerly the managing partner of a Florida based accounting firm’s Los Angeles Office, and responsible for the firms involvement in initial and secondary public offerings, reverse mergers, corporate reorganization, acquisitions and SEC regulatory matters. Mr. Hollander brings an extensive 40+year professional background, which included opening the prominent accounting firm Brout & Company’s Los Angeles Office. During his tenure, he was an engagement partner on many public companies listed on the New York, American and NASDAQ Stock Exchange. He was also a Senior Securities Partner with Lester Witte, a prominent international public accounting firm. Mr. Hollander graduated from California State University at Los Angeles with a BA in Accounting. He has served on the Securities, Ethics, Accounting and Auditing committees of the American Institute of Certified Public Accountants and The California State Society of Certified Public Accountants. Mr. Hollander is currently a member of the Board of Directors of three other SEC reporting companies.

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

To our knowledge, directors and stockholders beneficially owning 10% or greater of the outstanding shares, the Company believes that such persons have not filed pursuant to the requirements of the SEC on a timely basis.

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

Meetings of the Board

The Board acted by written consent 32 times during 2010. Mr. Schwartz, Ms. Bershan and Mr. Victor Hollander attended 100% of the aggregate number of meetings of the Board and committees on which the director served in 2010.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Barry Schwartz,
CEO/Director	2009	$150,000 (1)	-0-	$237,500 (4)	-0-	-0-	-0-	$125,000 (2)	$362,500
	2010	$170,320	-0-	-0-	-0-	-0-	-0-	$42,000 (3)	$212,320
Lisa Bershan,
President/Director	2009	$150,000 (1)	-0-	$237,500 (4)	-0-	-0-	-0-	$118,750 (2)	$362,500
	2010	$170,320	-0-	-0-	-0-	-0-	-0-	$42,000 (3)	$212,320
(1) Management has agreed to accrue or partially accrue the salaries until the Company has raised sufficient capital or generate sufficient revenue through operations to make such payments.
(2) Received 2,500,000 warrants to purchase shares of our common stock at $0.17 per share and expire on August 23, 2018.
(3) Received 2,375,000 shares of Common stock at $0.06 per share as a signing bonus in 2008.
(4) Includes accrued vacation pay from 2008 and 2009 of $24,000 and $6,000 in auto allowance and $12,000 in medical expense allowance based on the terms of employment agreements.

Employment Agreements

On August 24, 2008, All American Pet executed five and one-half-year Employment Agreements with Mr. Barry Schwartz, as CEO and Director and Ms. Lisa Bershan, as President and Director.

Barry Schwartz

Pursuant to the August 24, 2008 Employment Agreement, All American Pet agreed to compensate Mr. Schwartz with a starting base salary of $150,000 per year for his services.  The base salary called for increases for years of service and the base salary for 2010 was, $174,960 in addition there is transportation allowance of $6,000 per year and medical expense payments of $12,000 per year in 2010. In 2008 Mr. Schwartz received 2,375,000 shares of Common stock as a signing bonus, Mr. Schwartz was also received 2,500,000 warrants and other forms of incentive compensation and no equity related compensation in 2010.

Lisa Bershan

Pursuant to the August 24, 2008 Employment Agreement, All American Pet agreed to compensate Ms. Bershan with a starting base salary of $150,000 per year for her services.  The base salary called for increases for years of service and the base salary for 2010 was, $174,960 in addition there is transportation allowance of $6,000 per year and medical expense payments of $12,000 per year in 2010. In 2008 Ms. Bershan received 2,375,000 shares of Common stock as a signing bonus; she also received 2,500,000 warrants and other forms of incentive compensation and no equity related compensation in 2010.

Director Compensation

Directors currently do not receive any cash compensation for serving on the Board of Directors, or for any other services rendered to the Company in their capacity as a director of the Company, but are reimbursed for expenses they incur in connection with their attendance.

Certain Relationships and Related Transactions

As of December 31, 2010 and 2009, we owed a total of $0 and $0, respectively, to the officers of the Company for reimbursement of expenses.

As of December 31, 2010 and 2009, we owed a total of $40,625 and $163,677, respectively, to the officers of the Company for accrued salaries.

Equity Compensation Plans

We established an equity compensation plan on September 30, 2010, which may be utilized to compensate directors, officers or employees and certain qualifying consultants or vendors of goods and services.  The plan authorizes the issue of up to 35,000,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2010 by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer of the Company individually and (iii) all directors and executive officers of the Company as a group:

Name and address of beneficial owner(1)	Amount of Beneficial Ownership(2)	Percent of Class (3)
5% Holders
Barry Schwartz (2)	22,937,383	10.37%
Lisa Bershan (2)	19,932,839	9.01%
Directors and Officers
Barry Schwartz (2) (4) (5) 9601 Wilshire Blvd., Suite M200 Beverly Hills, CA 90210	22.937,383	10.37%

Lisa Bershan (2) (4) (5) 9601 Wilshire Blvd., Suite M200 Beverly Hills, CA 90210	19,932,839	9.01%

Victor Hollander 9601 Wilshire Blvd., Suite M200 Beverly Hills, CA 90210	6,000,000	2.71%
All executive officers and directors as a group (three persons).	48,870,222	22.09%

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within 60 days following December 31, 2010 from options, warrants, convertible securities or similar obligations.

(3) Percentage ownership is based on 221,282,878 shares of common stock outstanding on December 31, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

ITEM 14. SUBSEQUENT EVENTS

On June 15, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on March 17, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 40% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of December 31, 2010, the principal amount due is $30,000. On January 3, 2011 $10,000 of the principal balance was converted into 1,098,901 shares. On January 13, 2011 $10,000 of the principal balance was converted into 1,162,791 shares. On January 19, 2011 $10,000 of the remaining principal balance and $1,200 of accrued interest was converted into 1,454,545 shares.

On February 11, 2011, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $75,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on August 10, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 40% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.

On February 28, 2011 the Company held a stockholders meeting and voted to increase the authorized number of $0.001 par value Common stock from 250,000,000 to 500,000,000.  The stockholders also approved the change of domicile of the company from Maryland to Nevada.

On March 17, 2011, the Company entered into a settlement agreement on a judgement against the Company in 2008. Under the terms of the agreement the Company will be required to pay a initial $15,000 on or before April 30, 2011 and 14 monthly installments of $5,357 begining on June 1, 2011, the Company has not made any of the required payments under the terms of the agreement.
On April 4, 2011 the Company agreed to settle an employee claim.  The claim was for the settlement of a labor board judgment for $10,471 and 750,000 shares of the Company’s Common stock.  The settlement approved by the court provides for payments of $92,069 over a period of fourteen months beginning April 30, 2011 and the return to the Company of the 750,000 shares of stock.

On April 18, 2011 the company received a notice of default in regard to a Convertible Promissory Note dated August 27, 2010 with a balance of $5,000, a Convertible Promissory Note dated December 6, 2010 in the principal amount of $37,500 and a Convertible Promissory Note dated February 11, 2011 in the principal amount of $75,000. The Notes provide in pertinent part that the Company be in default if the Company fails to comply with the reporting requirements of the Exchange Act. The Company failed to file its December 31, 2010 Form 10-Q on a timely bases and as of April 18, 2011 was not in compliance with the reporting requirements of the Exchange Act.  As a result demand was made on the company for payment of $176,250 together with default interest as provided for in the notes.  The company was also notified that Asher Enterprises Inc. was willing to waive enforcement of the default demand as long as the company would immediately become current in its filing obligations.  Asher Enterprises Inc. received formal notification that the company intended to complete its filing as soon as possible and become current in all respects in regards to the reporting requirements of the Exchange Act.  With the filing of this December 31, 2010 Form 10-K and the filing of the March 31, 2011 Form 10-Q which has not been filed as of the date of the filing of the Form 10-K for December 31, 2010, the Company will be current with its filings as required by the Exchange Act.

For the period from January 1, 2011 to May 31, 2011 the Company continued to raise working capital through the sale of new equity.  The Company raised $187,133 from the sale of 18,713,333 shares of “Restricted” Common stock.  Each of these issuances were completed in reliance on exemptions from registrations under Section 3(b) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, and each offering qualified for an exemption from registration because (i) the securities were purchased by accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; all purchasers were domiciled outside of the United States, and (iv) the purchasers received “restricted securities”.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:
Financial Statements:

(i) The consolidated financial statements of All American Pet Company, Inc. under Item 8 of this Annual Report are listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

(b) Exhibits: The exhibits listed below are required by Item 601 of Regulation S-B.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger of All American Pet Company Inc., a New York corporation and All American Pet Company, Inc., a Maryland corporation, effective as of January 23, 2006.		SB-2		2.1	06/23/06

3.1	Certificate of Incorporation filed with the New York Secretary of State on February 14, 2003.		SB-2		3.1	06/23/06

3.2	Certificate of Amendment to Certificate of Incorporation filed with the New York Secretary of State on January 26, 2006.		SB-2		3.2	06/23/06

3.3	Articles of Incorporation filed with the State of Maryland Department of Assessments and Taxation on January 4, 2006.		SB-2		3.3	06/23/06

3.4	Articles Supplementary filed with the State of Maryland Department of Assessments and Taxation on January 11, 2006.		SB-2		3.4	06/26/06

3.5	Certificate of Merger filed with the New York Secretary of State on January 27, 2006.		SB-2		3.5	06/26/06

3.6	Articles of Merger filed with the State of Maryland Department of Assessments and Taxation on January 27, 2006.		SB-2		3.6	06/26/06

3.7	Bylaws		SB-2		3.6	06/26/06

4.1	Specimen Common Stock Certificate.		10-KSB	12/31/06	4.1	07/17/07

4.2	Specimen Series A Preferred Stock Certificate.		10-KSB	12/31/06	4.2	07/17/07

4.3	Agreement, effective November 30, 2005, by and between the Company and Nortia Capital Partners, Inc.		SB-2/A-3		4.3	12/28/06

10.1	Equipment Lease Agreement dated March 8, 2006 by and between Bev-Lin Enterprises, Inc. and All American Pet		SB-2		10.1	06/23/06

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.2	Form of Subscription Agreement.		SB-2		10.2	06/23/06

10.3	Letter Agreement with L. Phillips Brown.		SB-2		10.3	06/23/06

10.4	Lease Agreement dated January 18, 2005 for rental of office premises.		SB-2		10.4	06/23/06

10.5	Lease Agreement dated March 6, 2006 for rental of warehouse space.		SB-2/A-3		10.5	12/28/06

10.6	Loan Agreement dated as of April 27, 2004, by and between the Company and George LaCapra.		SB-2		10.6	06/23/06

10.7	Broker Agreement dated August 1, 2006 between Crossmark, Inc. and All American Pet Company, Inc.		SB-2		10.7	06/23/06

10.8	Loan Agreement dated as of August 29, 2006 by and between the Company and Barry Schwartz.		10-KSB	12/31/06	10.8	07/17/07

10.9	Loan Agreement dated as of October 10, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.9	07/17/07

10.10	Loan Agreement dated as of October 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.10	07/17/07

10.11	Loan Agreement dated as of November 7, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.11	07/17/07

10.12	Loan Agreement dated as of November 21, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.12	07/17/07

10.13	Loan Agreement dated as of December 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.13	07/17/07

10.14	Lease Agreement Dated July 21, 2008 - Rental agreement for new office space.		10-K	12-31-09	10.14	8-19-10

10.15	Standard Sublease dated July 21, 2008		10-K	12-31-09	10.15	8-19-10

10.16	Addendum No. 1 to Standard Sublease dated July 21, 2008		10-K	12-31-09	10.16	8-19-10

10.17	Debt Conversion Agreement – Barry Schwartz – Dated June 20, 2008		10-K	12-31-09	10.17	8-19-10

10.18	Debt Conversion Agreement – Lisa Bershan – Dated June 20, 2008		10-K	12-31-09	10.18	8-19-10

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.19	Employment Agreement – Barry Schwartz – Dated August 24, 2008		10-K	12-31-09	10.19	8-19-10

10.20	Employment Agreement – Lisa Bershan – Dated August 24, 2008		10-K	12-31-09	10.20	8-19-10

10.21	Warrant Agreement – Barry Schwartz – Dated August 24, 2008		10-K	12-31-09	10.21	8-19-10

10.22	Warrant Agreement – Lisa Bershan – Dated August 24, 2008		10-K	12-31-09	10.22	8-19-10

10-23	Asher Enterprises Inc. Convertible Note Dated May 6, 2010	X
X
10.24	Asher Enterprises Inc. Convertible Note Dated June 15. 2010	X
10.25	Asher Enterprises Inc. Convertible Note Dated August 27, 2010	X
10.26	Asher Enterprises Inc. Convertible Note Dated December 6, 2011	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

De Joya, Griffith & Company, LLC served as All American Pet’s independent registered public accounting firm for fiscal year 2010. Representatives from that firm were not present at the meeting of stockholders.

Hawkins Accounting served as All American Pet’s independent public registered accounting firm for fiscal year 2009.  Representatives from that firm were not present at the meeting of stockholders.

Aggregate fees billed to All American Pet for the year ending December 31, 2010 by DeJoya, Griffith & Company, LLC were as follows:

(1) Audit Fees

The aggregate fees billed for professional services rendered by DeJoya, Griffith & Company, LLC, for the audit of our annual financial statements Form 10-K and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended December 31, 2010 were $20,500.

(2) Audit-Related Fees

The aggregate fees billed by Hawkins Accounting for professional services rendered for audit related for fiscal year ended December 31, 2009 were $21,000.

(3) Tax Filing Related Fees

The aggregate fees billed by DeJoya, Griffith & Company, LLC and Hawkins Accounting for professional services rendered for tax related for fiscal years ended December 31, 2010 and December 31, 2009 were $0.00 and $0.00.

(4) Any Other Fees

The aggregate fees billed by DeJoya, Griffith & Company, LLC and Hawkins Accounting for professional services rendered for other services for fiscal years ended December 31, 2010 and December 31, 2009 were $0.00 and $0.00.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 6, 2011	By:	/S/ BARRY SCHWARTZ

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/S/ BARRY SCHWARTZ Barry Schwartz	Chairman of the Board, Chief Executive Officer	July 6, 2011

/S/ LISA BERHSAN Lisa Bershan	President, Director	July 6, 2011

/S/ VICTOR HOLLANDER Victor Hollander	Chief Financial Officer	July 6, 2011

ALL AMERICAN PET COMPANY, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of All American Pet Company, Inc.

We have audited the accompanying consolidated balance sheet of All American Pet Company, Inc. as of December 31, 2010, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2010. All American Pet Company, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American Pet Company, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

July 1, 2011

R.R. Hawkins & Associates International, a Professional Service Corporation

DOMESTIC & INTERNATIONAL BUSINESS CONSULTING

"A superior method to building big business..."

To the Board of Directors and Shareholders
All American Pet Company, Inc.
Los Angeles, California

Report of Independent Registered Public Accounting Firm

We have audited the consolidated balance sheet of All American Pet Company, Inc. as of December 31, 2009 and the related statements of stockholders’ equity, operations and cash flows for the year ending December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American Pet Company, Inc. as of December 31, 2009, related statements of stockholders’ equity, the results of operations and its cash flows for the year ended December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ R. R. Hawkins & Associates International, a PC

August 12, 2010

Los Angeles, CA

5777 W. Century Blvd.  , Suite No. 1500
Los Angeles, CA 90045
T: 310.553.5707  F: 310.553.5337
www.rrhawkins.com

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(AUDITED)
	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$114	$948
Inventory	136,806	730
Prepaid expenses	775,415	210,096
Total current assets	912,335	211,774
Machinery and equipment , net	125,977	4,510
Other assets	42,300	39,000
TOTAL ASSETS	$1,080,612	$255,284
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$91,496	$-
Accounts payable	1,729,340	1,584,952
Accounts payable due to related party	85,193	-
Current portion contest prize	60,000	16,500
Current portion of settlement payable	130,921	-
Current portion employee severance payable	12,000	-
Current portion capital lease obligation	40,032	-
Share guarantee liability	600,000	-
Accrued officers salaries	40,625	163,677
Deferred rent	3,060	-
Accrued payroll taxes	764,335	653,747
Notes payable - others, net of debt discount	327,908	284,500
Note payable - related parties	-	14,838
Accrued interest	182,000	122,183
Total current liabilities	4,066,910	2,840,397
Long-term liabilities:
Net present value contest prize obligation	297,517	336,500
Employee settlement payable	16,383	-
Employee severance payable	18,000	-
Capital lease obligation	47,519	-
Total long-term liabilities	379,419	336,500
TOTAL LIABILITIES	4,446,329	3,176,897

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Preferred shares, $0.001 par value,
10,000,000 shares authorized
Issued and outstanding December 31, 2010
(0) and December 31, 2009 (0)	-	-
Common stock, $0.001 par value
Authorized 250,000,000 shares
Issued and outstanding December 31, 2010
(221,213,571) and December 31, 2009
(96,024,020)	221,214	96,024
Additional paid-in capital	15,379,733	8,329,903
Common stock subscription receivable	-	(70,000)
Common stock receivable	(52,000)	-
Accumulated deficit	(18,717,315)	(11,277,540)
Non-controlling interest	(197,349)	-
TOTAL STOCKHOLDERS' DEFICIT	(3,365,717)	(2,921,613)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,079,812	$255,284

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	For the Years Ended
	December 31, 2010	December 31, 2009

REVENUE	$146,598	$-
Slotting fees	(146,578)
Net Sales	20	-

Cost of Goods Sold	101,349	-
GROSS PROFIT (LOSS)	(101,329)	-

OPERATING EXPENSES
Sales and marketing	1,113,409	887,028
Consulting Services	3,077,884	233,877
General and administrative	2,178,760	834,645
TOTAL OPERATING EXPENSES	6,370,053	1,955,550

LOSS FROM OPERATIONS	(6,471,382)	(1,955,550)

OTHER INCOME (EXPENSES):
Gain on forgiveness of debt	94,475	-
Interest expense	(262,818)	(57,448)
Stock guarantee expense	(1,000,000)	-
Debt discount amortization	(65,099)	-
TOTAL OTHER INCOME (EXPENSES)	(1,233,442)	(57,448)

LOSS BEFORE NON-CONTROLLING INTEREST	(7,704,824)	(2,012,998)
Net Loss attributable to non-controlling interest	265,849	-

LOSS BEFORE INCOME TAXES	(7,438,975)	(2,012,998)
Provision for income taxes	(800)	(800)
TOTAL NET LOSS	$(7,439,775)	$(2,013,798)

BASIC LOSS PER COMMON STOCK	$(0.05)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING (BASIC)	144,422,215	62,459,415

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.
STATEMENT OF SHAREHOLDER' EQUITY
(AUDITED)
	COMMON STOCK	COMMON STOCK AMOUNT	SERIES A PREFERRED STOCK	SERIES A PREFERRED AMOUNT	ADDITIONAL PAID-IN CAPITAL	COMMON STOCK SUBSCRIPTION RECEIVABLE	COMMON STOCK RECEIVABLE	ACCUMULATED DEFICIT	NON-CONTROLLING INTEREST	TOTAL STOCKHOLDERS' (DEFICIT)

BALANCE AT
January 1, 2009	50,900,213	$50,900	56,500	$565,000	$5,300,259	$-	$-	$(9,263,742)	$-	$(3,347,583)

Series A preferred stock conversions	5,025,000	5,025	(56,500)	$(565,000)	695,575					135,600

Conversion of note payable- unrelated party	9,955,600	9,956			663,380					673,336

Stock issued for employee bonus	50,000	50			2,950					3,000

Stock issued for consulting fee to various vendors	10,293,138	10,293			514,510					524,803

Common stock subscription receivable						(70,000)				(70,000)

Stock issued through private placement	19,800,062	19,800			1,153,228					1,173,028

Net loss	--	--	--	--	--			(2,013,798)	-	(2,013,798)
BALANCE AT
December 31, 2009	96,024,013	$96,024	-	-	$8,329,903	$(70,000)	$-	$(11,277,540)	$-	$(2,921,613)

Conversion of note payable- unrelated party	3,553,598	3,553			72,739					76,292

Conversion of note payable- related party	808,793	809			47,719					48,528

Stock issued for employee bonus	50,000	50			2,950					3,000

Stock issued for consulting fee to various vendors	25,928,830	25,929			1,755,981					1,781,910

Stock issued to various vendors prior to services rendered	40,400,000	40,400			2,198,600					2,239,000

Stock issued through private placement	31,647,084	31,648			1,612,568	70,000				1,714,216

Stock issued for officer compensation	9,202,253	9,202			542,933					552,135

Stock issued to settle accounts payable with related party	3,500,000	3,500			106,500					110,000

Stock issued to settle accrued liabilities and accounts payable	2,400,000	2,400			153,600					156,000

Stock issued for interest expense	1,699,000	1,699			162,241					163,940

Stock issued for share guarantee	6,000,000	6,000			394,000					400,000

Common stock receivable							(52,000)			(52,000)

Net loss attributable to non-controlling interest									(197,349)	(197,349)

Net loss								(7,439,775)	-	(7,439,775)
BALANCE AT
December 31, 2010	221,213,571	$221,214	-	-	$15,379,733	$-	$(52,000)	$(18,717,315)	$(197,349)	$(3,365,717)

.
See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the Years Ended
	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,439,775)	$(2,013,798)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Provision for income taxes	800	800
Depreciation and amortization	983	410
Amortization of contest prize	4,517	-
Amortization of finance cost	57,788	-
Amortization of debt discount	65,100	-
Gain on debt forgiveness	(94,475)	-
Common stock issued as additional financing cost	196,292	-
Common stock issued for officer compensation	368,090	-
Common stock issued for services	3,600,953	617,588
Common stock issued for employee bonus	3,000	3,000
Non-cash stock guarantee and extension expense	1,000,000	-
Net loss attributable to non-controlling interest	(265,849)	-
(Increase) decrease in:
Inventory	(136,076)	(730)
Prepaid expenses	-	(18,269)
Accrued interest receivable	-	190,174
Other assets	(3,300)	-
Increase (decrease) in:
Accounts payable and other liabilities	302,982	(31,466)
Accrued officer/consulting salaries	60,993	38,677
Accrued payroll	-	(79,643)
Accrued payroll taxes	110,588	59,064
Deferred rent	3,060	-
Accrued interest	17,555	(119,257)
Other current liabilities	-	353,000
Employee severance	30,000	-
NET CASH USED IN OPERATING ACTIVITIES	(2,116,774)	(1,000,450)

CASH FLOW (USED) FROM INVESTING ACTIVITIES
Equipment purchases	(11,100)	(4,920)
NET CASH FLOW USED BY INVESTING ACTIVITIES	(11,100)	(4,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	91,496	(10,595)
Due to related party	195,193	-
Capital lease	23,799	-
Advances from officers	-	(22,323)
Proceeds from notes payable - others	137,500	48,991
Repayment of notes payable - others	(35,000)	(21,491)
Repayment of notes payable - officers	(4,300)	500
Payment of settlement obligation	(16,765)	-
Proceeds from sale of common stock	1,782,715	1,010,244
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,127,040	$1,005,326

Increase (decrease) in cash and cash equivalents	$(834)	$(44)
Cash at beginning of period	948	992
CASH AT END OF PERIOD	$114	$948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income Taxes	$800	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as additional financing cost	$329,625	$-
Common stock issued for officer compensation	$368,090	$-
Common stock issued for services	$3,112,167	$617,588
Common stock issued for employee bonus	$3,000	$3,000
Conversion of debt for shares of common stock	$76,293	$-

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

In January 2008, All American PetCo Inc., a Nevada corporation, was formed as a 100% owned subsidiary and became the administrative operating subsidiary. In April 2009, two additional 100% owned subsidiaries were formed; All American Pet Brands Inc., a Nevada corporation, which is the sales and manufacturing entity and Bow Wow Million, Inc., a Nevada corporation, which is the Company’s contest entity.

Unless the context otherwise requires, references in these financial statements to the “Company” refer to All American Pet Company, Inc., a Maryland corporation and its subsidiaries, and its predecessor, All-American Pet Company Inc., a New York corporation. All financial statements give effect to this reincorporation as if it occurred at the beginning of the period.

On August 12, 2009, the Company executed a non-exclusive license agreement with AAPSD.  The Company granted the rights and privilege to develop sales strategies, manufacturing sources, utilize the dog food formulas and to sell the Company’s products in North America.  The term of the agreement is for a period of 5 years.  During the first year, there was a minimum payment of $500,000.  Of which, $10,000 was due upon execution of the agreement; $150,000 was due on or before 130 days after execution of the agreement and the remaining balance of $340,000.  During the second year, there was a minimum payment of $750,000.  During the third, fourth and fifth year, there was a minimum payment of $2,000,000.  During the term of the agreement, the Company will receive royalty payments of 18.5% of the gross sales price of the products within 5 business days of the receipt of funds from any sale.  The royalty payments will be applied against the minimum annual payment.

On October 14, 2010, the Company executed a first amendment to the license agreement with AAPSD.  The amendment modified the due date of the $150,000 payment.  Originally, this payment was due 130 days after the execution of the agreement.  The payment is now due within 180 days that the manufacturing facility has reached a production level of 200,000 pounds of All American Pet Brand dog food.  The rest of the payment terms remain unchanged.  Additionally, the first year payment of $500,000 was modified.  Originally, the remaining balance of $340,000 was due at the end of the first year.  The payment is now due within the year following the date that the Company delivers 200,000 pounds of dog food and is further not due until the AAPSD has recorded any fees that AAPSD might be obligated to pay in the way of placement and marketing fees to a purchaser.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization and Nature of Operations (Continued)

On December 21, 2010, the Company executed a second amendment to the license agreement with AAPSD.  The amendment waived the $150,000 payment.  Additionally, the amendment waived the rest of the minimum annual payments and will commence only 12 months after  the Company delivers 3,000,000 pounds of dog food, of which 1,500,000 pounds must be of 4 oz dog food bars.  Finally, the amendment modified the due date for the 18.5% royalty payment and the royalty payment will be accrued until AAPSD has recouped the expense of any marketing, slotting and advertising fees charged by the buying organization required to place the product in the buying organization’s system or store.

Going Concern

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $7,439,775 and cash used by operations of $2,116,774 for the year ended December 31, 2010, and had a working capital deficit of $3,154,575 and total stockholders’ deficit of $3,365,717 as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of All American Pet Company, Inc. (a Maryland corporation), and its wholly-owned subsidiaries All American Pet Company (a New York corporation), All American Pet Brands, Inc. (a Nevada corporation) Bow Wow Million, Inc. (a Nevada corporation) and AAP Sales and Distribution, Inc. (a Nevada corporation).  AAP Sales and Distribution, Inc. is considered a variable interest entity.  All significant inter-company balances and transactions have been eliminated.  All American Pet Company, Inc., All American Pet Company, All American Pet Brands, Inc., Bow Wow Million, Inc and AAP Sales and Distribution Inc., will be collectively referred to herein as the “Company”.

The consolidated financial statements include the accounts of the Company and AAP Sales and Distribution, Inc., its variable interest entity ("VIE") in which the Company is the primary beneficiary.  Effective January 1, 2010, the Company adopted the accounting standards for non-controlling interests and reclassified the equity attributable to its non-controlling interests as a component of equity in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation (Continued)

Management's determination of the appropriate accounting method with respect to the Company's variable interests is based on accounting standards for VIEs issued by the Financial Accounting Standards Board ("FASB"). The Company consolidates any VIEs in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any.

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

Fair Value of Financial Instruments
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, restricted cash, revenue in excess of billings, accounts receivable, related party and other receivables, accounts payable, notes payable, related party and other payables, customer deposits, and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company considers the carrying amount of long term bank loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

Level 1 The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2 FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3 If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventories
Inventories consist of raw materials, packaging supplies and finished goods and are valued at the lower of cost (first-in, first-out (FIFO) method) or market.  Inventory consisted of finished goods held for resale and samples, printed packaging including bags, wrappers for dog food nutritional bars, retail cartons for the bars and corrugated shipping boxes.

Machinery, Equipment and Leasehold Improvements
Machinery and equipment are stated at cost. Significant improvements are capitalized and maintenance and repairs are expensed. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  Machinery and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC Topic 360.  The Company evaluates recoverability of property, plant and equipment to be held and used by comparing the carrying amount of the asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs
Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expenses were $477,472 and $58,791 during the years ended December 31, 2010 and 2009, respectively.

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

Net Loss Attributable to Common Stockholders
Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding.  The weighted average number of common stock outstanding was 144,422,215 for the year ended December 31, 2010 and 62,459,415 for the year ended December 31, 2009. Net loss per share and diluted net loss per share are the same for all periods presented because common equivalent shares of 6,800,000   and 10,237,031 for the years ended December 31, 2010 and 2009, respectively, were not used in the computation of net loss per share because the results would be anti-dilutive.  The common stock equivalent shares are the result of warrants issued for convertible debt.

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.

Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

3. VARIABLE INTEREST ENTITY

Following is a description of our financial interests in a variable interest entity that we consider significant, those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

AAP Sales and Distribution, Inc. (“AAPSD”) - On August 12, 2009, we entered into a License Agreement with AAPSD. Under the terms of the agreement, AAPSD has the non-exclusive right to manufacture and market the certain products of the Company. The duration of the agreement is for a period of five years.  AAPSD is the primary beneficiary of the Company because of the relatively significant financial support provided to AAPSD in the form of the production and distribution and deferred payment arrangements between AAPSD the Company.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

3. VARIABLE INTEREST ENTITY (CONTINUED)

AAPSD and owes payments for product purchased and for royalties at the stated rate of 18.5%, which will be due and payable within 5 business days of receipt of funds by AAPSD from any sale when good funds are received form the sale.  The 18.5% license payments will be applied to all minimum guarantee payments.  The minimum guaranteed royalties as amended are due based within the twelve-month period following the time at which AAPC has delivered 3,000,000 pounds of finished product.  Also the company owes no Royalty until it has recouped any costs of marketing or placement fees with the purchaser.  All Royalty payments due from sales are accumulated and are applied toward to the minimum royalty payment for the year.  If the 18.5% royalties are less than the minimum then AAPSD and has to pay the difference between what was paid during the period and the required minimum.  Minimum royalty payments are due in the normal course of business as AAPSD has ten days at the end of each quarter to report any sales and royalties due and AAPC has the right to review the reports and agree on what amounts are owed based on sales and a statement of any minimum guarantees that may be due and payable.  All payments are to be made in the normal course of business as agreed at the time of the annual royalty report’s acceptance by AAPC.

We have determined that we are the primary beneficiary of AAPSD as our interest in the entity is subject to variability based on results from operations and changes in the fair value. For the period ended December 31, 2009, the License Agreement was determined not to be a VIE because there were no transactions during the year then ended.  During the year ended December 31, 2010, all operations of AAPSD are included in the consolidated financial statements. Therefore sales of $146,589 to AAPSD are offset by $146,578 resulting in net sales of $20 as a result of the consolidation.

The results of operations for AAPSD have been included in the financial statements of the Company. The acquisition has been accounted for using the purchase method as follows:

Cash and Cash Equivalents	$114
Accounts Payable	(68,862)
Total Stockholders’ Equity	266,097
$(197,349)

4. INVENTORY

Inventory consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Raw materials	$48,250	$730
Work in process	-	-
Finished goods	88,556	-
	$136,806	$730

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

5. MACHINERY AND EQUIPMENT

Detail of machinery and equipment at December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009

Computer equipment and software	$27,094	$27,094
Warehouse	122,450	-
Total	149,544	27,094
Accumulated depreciation	(23,567)	(22,584)
	$125,977	$4,510

Depreciation expense for the years ended December 31, 2010 and 2009 was $983 and $0, respectively.

6. OTHER ASSETS

Other assets consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Security Deposits	$42,300	$39,000
	$42,300	$39,000

7. PAYROLL TAXES

The Company has not paid federal and state payroll taxes as required and has provided an estimate for any possible penalty assessments and interest.  The Company has had preliminary discussion with the Federal and California taxing authorities and as such, it believes that any penalty assessments will be waived upon reaching a cash payment agreement. The amount of payroll taxes and interest due at December 31, 2010 and December 31, 2009 totaled $764,335 and $653,747, respectively.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CEMBER 31, 2010 AND 2009

8. COMMITMENTS

Operating Leases

Commencing August 1, 2008, the Company entered into a three-year lease for its corporate offices. The lease required a security deposit of $15,000 and prepayment of rent of $24,000.  Remaining aggregate minimum annual rental commitments under the non-cancelable lease are:

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

Years ended December 31,	Minimum Lease Payments
2011	$ 132,880
2012	67,740
2013	67,740
2014	67,740
2015 and Thereafter	16,935

Capital Leases

On October 15, 2010, the Company entered into a lease for equipment to be utilized in its packaging and distribution facility in Nebraska.  The capital lease has a bargain purchase option of $1 at the end of the three year lease.  The initial payment on the lease was $23,779 with monthly payments of $3,336.  The Company did not receive the equipment until the fourth quarter and renegotiated the lease to commence at that time.

Years Ended December 31,	Minimum Lease Payments
2011	$ 40,032
2012	40,032
2013	30,024

Equipment rent expense for the years ended December 31, 2010 and 2009 totaled $50,805 and $0, respectively.  Office and warehouse rent expense for the years ended December 31, 2010 and 2009 totaled $89,707 and $112,439, respectively.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

9.  NOTES PAYABLE – NON-RELATED PARTIES AND NOTE PAYABLE – RELATED PARTIES

At December 31, 2010 and 2009, outstanding debt consisted of the following:

	December 31, 2010	December 31, 2009

Notes Payable – Non-Related Parties
Notes payable – In Default. Interest at 10% per annum. Interest and principal due on demand	$150,000	$204,500
Note payable, other – In Default, interest at 15% per annum. Interest and principal due on demand	50,000	50,000
Note Payable to other, interest at 8% per annum. Interest and principal due on demand	-	30,000
Convertible Note Payable, interest at 8% per annum. Interest and principal due on March 17, 2011, Convertible into shares of common stock at a discount of 45% based on the average of the lowest 3 trading prices during a 10 day period ending 1 day prior to the conversion date	56,018	-

Convertible Note Payable, interest at 8% per annum. Interest and principal due on May 31, 2011, Convertible into shares of common stock at a discount of 45% based on the average of the lowest 3 trading prices during a 10 day period ending 1 day prior to the conversion date	56,018	-

Convertible Note Payable, interest at 8% per annum. Interest and principal due on September 8, 2011, Convertible into shares of common stock at a discount of 40% based on the average of the lowest 3 trading prices during a 10 day period ending 1 day prior to the conversion date	64,000	-
Total notes payable non related parties	376,036	284,500
Notes payable - related parties
Notes payable - officer, interest at 15% per annum. Interest and principal due upon demand	-	10,538
Notes payable - related parties other, interest at 12% per annum. Interest and principal due on demand	-	4,300
Total Notes Payable Related Parties	-	14,838

Total Notes Payable	$376,036	$299,338
Less: Debt Discount	(48,128)	-
Notes Payable, net	$327,908	$299,338

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

9.  NOTES PAYABLE – NON-RELATED PARTIES AND NOTE PAYABLE – RELATED PARTIES (CONTINUED)

Notes Payable – Non-Related Parties

On April 27, 2004, the Company entered into an unsecured note payable agreement with an individual to borrow $150,000 at 10% interest per annum. At the time the original note was entered into the President and CEO personally guaranteed the note.  The note was payable on April 27, 2005. As a condition of entering into the note, the Company was also required to pay additional fees totaling $50,000 upon maturity of the note.  The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term.  On April 27, 2005 the note was amended to require a five-month repayment of all accrued principal and interest and an additional $50,000 of fees.  The additional fees were also accrued as interest expense using the effective interest method. The Company made payments aggregating $10,000 during the new term and on September 30, 2005 became in default of this obligation.  All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation indicating accrued interest of $232,000 at December 31, 2005. The Company paid $12,500 on the principle note during 2006 and $15,000 on the principle note during 2007.  As of December 31, 2010 and December 31, 2009 the total unpaid principal obligation was $199,500 and $204,500.  The Company had paid no additional principle or interest payments during 2008 and 2009. On September 28, 2010 the Company made payments of $5,000. As of December 31, 2010, the total unpaid principal obligation was accounted for as a debt of $199,500.  Based on the accounting guidelines of FAS 5 for determining presentation for items that are contingent upon an unknown outcome, the company has made adjustments to the way that the  $150,000 note of April 27, 2004 is accounted for.  Accrued interest payable has contingently been calculated at December 31, 2010 and December 31, 2009 to be $100,486 and $80,288, respectively. Due to the uncertainty that has arisen based on available documentation, the principal balance of the Note was adjusted to $150,000 down from $199,500 and to account for the possible contingent liability interest payable has been adjusted to up by $22,127 to $126,353 as of December 31, 2010.  As these amount are considered to be contingent payments the final amount of principal and interest due on these obligation are subject to final determination in the future.

On or about April 24, 2004, the Company entered into a commercial loan agreement and promissory note for $150,000.  The loan is personally guaranteed by the officers of the Company and is secured by the assets of the Company.  The loan bears interest at 15% per annum. On default, the interest rate increases to 20% per annum.  Starting on August 1, 2004, the Company was required to monthly payments of $10,000 to be applied to principal and interest.  The loan was due on or before April 26, 2005 with a balloon payment of the remaining balance of principal and interest.  Additionally, the noteholder may collect a late charge not to exceed 5% of any installment of principal or interest if the payment is note received within 10 days of the due date with a minimum late charge of $50.  Additionally, the Company agreed to issue shares of stock totaling 51% of the authorized shares of the Company to the noteholder and the Company agreed that the lender shall at all times own 51% of the authorized shares and cannot be diminished or diluted.  Upon repayment of the loan in full on or before the maturity date of April 26, 2005, the Company shall repurchase 36% of the noteholder’s shares of the Company in exchange for $50,000.  After the repurchase, the noteholder will have 15% of the authorized shares of the Company.  Finally, on or before April 26, 2006, the Company and/or its officers shall purchase and remaining 15% of the authorized shares of the Company for $450,000.

The noteholder and his attorney and has made claims that the Company owes a total approximately $402,000 pursuant to the promissory note and approximately $710,000 for the repurchase of the 51% of the authorized shares.  These amounts include the principal amount and accrued interest.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

9.  NOTES PAYABLE – NON-RELATED PARTIES AND NOTE PAYABLE – RELATED PARTIES (CONTINUED)

Notes Payable – Non-Related Parties (Continued)

As of February 3, 2011, the original note was amended several times and agreements between the parties have placed the exact terms of the obligations in question. On April 27, 2005, the note was amended to require a five-month repayment of all accrued principal and interest and an additional $50,000 of fees.  The Company considered this amount to be additional interest and, accordingly, recorded it as an expense using the effective interest method over the term.  The Company made payments aggregating $10,000 during the new term and on September 30, 2005 became in default of this obligation.  All accrued interest as of September 30, 2005 was recorded to reflect the total unpaid principal obligation indicating accrued interest of $232,000 at December 31, 2005. The Company paid $12,500 on the principle note during 2006 and $15,000 on the principle note during 2007.  As of December 31, 2010 and 2009, the total unpaid principal obligation was $199,500 and $204,500.  The Company had paid no additional principle or interest payments during 2008 and 2009. On September 28, 2010, the Company made payments of $5,000.

The noteholder also claims that he is owed a 51% ownership interest in the New York LLC that was a predecessor the current company, AAPC which is a Maryland corporation, by virtue of the note terms.

The Company and the opinion of its counsel after review of the available information provided in the Company’s financial statement and provided by the holder of the note do not believe that the claim that the holder owns an equity interest in the Company or that he is entitled to be paid for a buy back of the 51% equity interest. In addition, the Company, based on the opinion of counsel based on all available information, does not believe that the holder is owed $402,166 on the original note and denies all of the claims the holder is making and does not believe that the company owes no more than $150,000. As of December 31, 2010, the total unpaid principal obligation was accounted for as a debt of $199,500.  Based on the accounting guidelines of FAS 5 for determining presentation for items that are contingent upon an unknown outcome, the company has made adjustments to the way that the $150,000 note of April 27, 2004 is accounted for.  Accrued interest payable has contingently been calculated at December 31, 2010 and 2009 to be $100,486 and $80,288, respectively. Due to the uncertainty that has arisen based on available documentation, the principal balance of the Note was adjusted to $150,000 down from $199,500 and to account for the possible contingent liability interest payable has been adjusted to up by $22,127 to $126,353 as of December 31, 2010.  As these amount are considered to be contingent payments the final amount of principal and interest due on these obligation are subject to final determination in the future.

During 2006, the Company borrowed additional funds of $62,500 from two unrelated individuals and $1,138 from an unrelated company to fund current operations. The notes were due on October 13, 2007 with accrued interest at 15% per annum. The Company made payments of $2,000 and $1,138 to the unrelated individuals and unrelated company during the year ended December 31, 2006 and 2008. One note of $10,500 was converted into 284,479 shares of common stock including accrued interest of $6,569 on May 31, 2009. The Company is now in default on the obligation to the unrelated individuals totaling $50,000. Accrued interest in the amount of $29,378 and $21,878 is included in interest payable at December 31, 2010 and December 31, 2009, respectively.  The $50,000 note that  is in default is an unsecured note and  the default interest rate is seventeen (17%) percent.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

9.  NOTES PAYABLE – NON-RELATED PARTIES AND NOTES PAYABLE – RELATED PARTY (CONTINUED)

Notes Payable – Non-Related Parties (Continued)

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

Convertible Debt

On May 4, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $40,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on February 4, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On November 18, 2010, $8,000 of the principle balance was converted into 506,329 shares. On November 29, 2010, $10,000 of the principle balance was converted into 724,638 shares. On December 8, 2010 $8,000 of the principle balance was converted into 672,269 shares. On December 15, 2010, $10,000 of the principle balance was converted into 1,041,667 shares. On December 20, 2010 $4,000 of the remaining principle balance and $1,600 in interest was converted into 608,696 shares. As of December 31, 2010 this note was paid in full.

On June 15, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on March 17, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of December 31, 2010, the principal amount due is $30,000 plus $26,018 debt discount. Accrued interest in the amount of $1,808 is included in interest payable at December 31, 2010.

On August 27, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on May 31, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of September 30, 2010, the principal amount due is $30,000 plus $26,018 debt discount. Accrued interest in the amount of $1,210 is included in interest payable at December 31, 2010.

On December 6, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $37,500.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on September 8, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of December 31, 2010, the principal amount due is $37,500 plus $27,520 debt discount.  Accrued interest in the amount of $756 is included in interest payable at December 31, 2010.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

9.  NOTES PAYABLE – NON-RELATED PARTIES AND NOTE PAYABLE – RELATED PARTY (CONTINUED)

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

Note Payable- Related party

On May 28, 2008, the Company entered into an unsecured note, 12% interest, in the amount of $6,800. The terms of this note provided that the note holder would from time to time provide funding up to $30,000. There have been a number of advances and repayments of principal and interest during the term of this note. On September 30, 2010 the Company made the payment of $4,300 to payoff the note.

10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company paid an additional $50,225 as payments towards accrued officers’ salaries.  As of December 31, 2010 and December 31, 2009, the balance of accrued officers’ salaries, totaled $64,255 and $163,377, respectively. In September 2010 the Company’s CFO converted $80,000 of debt and past due salary to 2,000,000 shares of Common stock at a price of $0.04 per share.

11. STOCKHOLDERS’ DEFICIT

Capital Stock
All American Pet Company, Inc. was formed under Maryland law on January 4, 2006 with 50,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. On January 27, 2006, All-American Pet Company Inc., a New York corporation, merged with and into All American Pet Company, Inc., a Maryland corporation.

Increase in Authorized Common Stock
On October 13, 2009, the Company held a stockholders’ meeting and the stockholders voted to increase the authorization of common stock from 50,000,000 shares to 250,000,000 shares. At the shareholders meeting held on February 26, 2011 the shareholders voted to increase the number of authorized shares of $0.001 par value common stock to 500,000,000.

Private Placement of Common Stock
During the year ended December 31, 2009, the Company raised $1,010,242 (net of $70,000 subscription receivables) from private placement sale of 19,800,062 shares of common stock. During the year ended December 31, 2010, the Company raised $1,714,216 from private placement sale of 31,647,084 shares of the Company’s $0.001 par value Common stock. The Company sold stock at prices ranging from $0.03 to $0.06 at an average price of $0.054 the investors.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

11. STOCKHOLDERS’ DEFICIT (CONTINUED)

Conversion of Preferred Stock to Common Stock
On February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock.  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders (the Releases) from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company will issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000. This agreement was extended on May 25, 2010 to August 31, 2010 with an agreement to issue an additional 1,000,000 shares as compensation for the extension and 3,000,000 were issued on May 26, 2010 based on the terms of the original agreement that called for the shares to be issued if the value was not paid on or before June 15, 2010.  During the year ended December 31, 2010, the Company recorded $1,000,000 as share guarantee expense to account for the obligation described above.  The June 1, 2010 amendment to the March 7, 2009 agreement was amended to extend the liquidation period to achieve the $800,000 guaranteed liquidation value to March 31, 2011.  The company issued an additional 2,000,000 shares of Common stock as the fee for this extension at $0.06 per share for a total of $120,000. As of December 31, 2010, the share guarantee liability remained at a total of $600,000.

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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

11. STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity as of December 31, 2010 and 2009 is as follows:

	Number of Warrants	Weighted-Average Exercise Price per Share

Outstanding at December 31, 2008	8,437,031	$ 0.16
Granted December 2009	1,800,000	$ 0.10
Outstanding December 31, 2009	10,237,031	$ 0.16
Expired in 2010	(3,437,031)	$ 0.10
Outstanding at December 31, 2010	6,800,000	$ 0.16

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2010 is from four to eight years.

Common Stock to Vendors and Consultants
On April 5, 2010, an officer converted a note in the amount of $16,176 to 808,793 shares of restricted common stock.  The fair value of the common stock was $48,528 and the difference of $32,352 was charged to interest expense.

On April 8, 2010, the Board of Directors reached an agreement with certain officers of the Company to convert their past due accrued salary to shares of common stock.  Lisa Bershan, President, converted $90,645 in accrued salary to 4,532,267 shares of common stock and Barry Schwartz, CEO, converted $93,400 in accrued salary to 4,669,986 shares of common stock.

On April 8, 2010, the Board of Directors reached an agreement with certain officers of the Company to convert their past due accrued compensation to shares of common stock.  Victor Hollander the CFO converted $30,000 to 1,500,000 shares of Common Stock,

During the year ended December 31, 2010, the Company issued 72,228,830 shares of common stock valued at $4,286,910 to various consultants and professionals for services rendered and to be rendered.  Since the shares were issued for services to be performed over a period of time the Company recorded prepaid expenses and the value is amortized over the service period.  All restricted trading shares were valued based on the price of the ongoing private placement.  All free trading shares were valued based on the market price of the shares as quoted on the primary quotation service where the shares are traded on the date of issue. Shares were issued at prices ranging from $0.04 per share to $0.12 per share.  Of the total shares issued, the Company issued 2,250,000 shares of its restricted common stock valued at $135,000 to pay finder’s fee for referred funding sources. Of the total shares issued, the Company negotiated to pay accrued fees to two marketing consultants with shares of restricted common stock. The Board of Directors authorized the transaction on April 7, 2010.   Accrued fees of $6,693 were converted to 334,628 shares of common stock and $59,554 in accrued fees was converted to 2,977,714 shares of common stock.

During the period from April 1, 2010 to December 31, 2010, the Company issued 6,000,000 shares of Common Stock to two individuals related to the conversion of preferred stock to common stock described above.  The fair value of the common stock was $400,000.  See note above in Conversion of Preferred Stock to Common Stock.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

11. STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock to Vendors and Consultants (Continued)
In addition to the stock issued for cash the company also used stock to pay for services to retain working capital.  The Company issued 11,000,000 shares of its Common Stock at a price of $0.06 per share valued at $540,000 on September 30, 2010 to pay for talent, production costs and media time for a series of video advertisements to promote the launch of its products and build brand recognition for the Company and its products. The Company issued 2,500,000 shares of Common Stock on September 30, 2010 for technical production expertise from consultants at a price of $0.06 per share valued at $150,000. The Company issued 2,750,000 shares of its Common Stock for distribution and manufacturing advisors in the European Community at a price of $0.06 per shares for a value of $165,000.  The Company issued 7,000,000 shares of Common Stock for financial advisory and public relations services from advisors in the European Community in September of 2010 at a price of $0.06 per share for a value of $420,000.The Company issued 4,500,000 shares of Common Stock to reimburse the Company’s sales and distribution licensee for the costs of delays experienced by the Company in being able to deliver its products.  The stocks was issued to cover the settlement of these expenses for the 12 months ending September 30, 2010 in the amount of 4,500,000 shares at $0.06 per share valued at $270,000.  Shares were issued to the Company’s marketing consultant based on converting $80,000 of debt to 2,000,000 shares of Common stock.  The Company issued 3,000,000 shares to as a distributor fee for the distribution agreement for sales in the New York Tri-state area in the amount of 3,000,000 shares of Common stock the price was $0.06 per shares and valued at $180,000.

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

The total number of shares of Common Stock to be subject to this Plan is 35,000,000. The shares subject to the Plan  were registered with the SEC with the fling of Form S-8 on October 12, 2010.

Common Stock Receivable
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

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

12. LITIGATION AND JUDGMENTS

The Company was and is involved in various litigations with trade creditors, former employees and professionals. Currently there are ten judgments against the Company in the aggregate amount of approximately $291,010.   A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.  A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.  The Company has been in negotiations with various payment plans and is expecting to settle the matter for a reduced amount that has not been determined at this time. A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company is planning to negotiate a reduced settlement of the final balance owed.   A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The company has had no contact with the plaintiff in this matter and expects to not pay anything of this judgment amount.

A grocery services company filed to substitute attorneys for on its filing to collect $22,000 in fees for advertising services on February 22, 2011.  This matter is pending; however the Company believes it will be settled for a nominal amount if anything based on the age of the payable.

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

During the year ended December 31, 2010 and 2009, the expense was $21,017 and $0, respectively.

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount of $663,500 is being amortized over 30 years with an annual cash payment of $33,333.  As of December 31, 2010, the Company was behind on payments of which $60,000 is recorded in current liabilities.

14. SUBSEQUENT EVENTS

On February 28, 2011 the Company held a stockholders meeting and voted to increase the authorized number of $0.001 par value Common stock from 250,000,000 to 500,000,000.  The stockholders also approved the change of domicile of the company from Maryland to Nevada.

On March 7, 2011, the Company entered into a settlement agreement on a judgement against the Company in 2008. Under the terms of the agreement the Company will be required to pay an initial $15,000 on or before April 30, 2011 and 14 monthly installments of $5,357 begining June 1, 2011. As of July 1, 2011, the Company has not made any of the required payments under the terms of the agreement.

On April 4, 2011 the Company agreed to settle an employee claim.  The claim was for the settlement of a labor board judgment for $10,471 and 750,000 shares of the Company’s Common stock.  The settlement approved by the court provides for payments of $92,069 over a period of fourteen months beginning April 30, 2011 and the return to the Company of the 750,000 shares of stock.

ALL AMERICAN PET COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

14. SUBSEQUENT EVENTS (CONTINUED)

On June 15, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on March 17, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of December 31, 2010, the principal amount due is $30,000. On January 3, 2011 $10,000 of the principal balance was converted into 1,098,901 shares. On January 13, 2011 $10,000 of the principal balance was converted into 1,162,791 shares. On January 19, 2011 $10,000 of the remaining principal balance and $1,200 of accrued interest was converted into 1,454,545 shares.

For the period from January 1, 2011 to June 20, 2011 the Company continued to raise working capital through the sale of new equity.  The Company raised $264,960 from the sale of 26,496,000 shares of “Restricted” Common stock.  Each of these issuances were completed in reliance on exemptions from registrations under Section 3(b) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, and each offering qualified for an exemption from registration because (i) the securities were purchased by accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; all purchasers were domiciled outside of the United States, and (iv) the purchasers received “restricted securities”.

On April 18, 2011 the company received a notice of default in regard to a convertible promissory note dated August 27, 2010 with a balance of $5,000, a convertible promissory note dated December 6, 2010 in the principal amount of $37,500 and a convertible promissory note dated February 11, 2011 in the principal amount of $75,000. The notes provide in pertinent part that the Company be in default if the Company fails to comply with the reporting requirements of the Securities Exchange Act. The Company failed to file its December 31, 2010 on timely basis and as of April 18, 2011 was not in compliance with the reporting requirements of the Securities Exchange Act.  As a result demand was made on the company for payment of $176,250 together with default interest as provided for in the notes.  The Company was also notified that Asher Enterprises Inc. (the holder of these notes) was willing to waive enforcement of the default demand as long as the Company would immediately become current in its filing obligations.  Asher Enterprises Inc. received formal notification that the Company intended to complete its filing as soon as possible and become current in all respects in regards to the reporting requirements of the Securities Exchange Act.  With the filing of this December 31, 2010 Form 10-K and when the Form 10-Q for March 31, 2011 is filed the Company will be current with its filings as required by the Exchange Act.