Form 10-Q
period 2011-03-31
ALL AMERICAN PET COMPANY, INC.
filed 2012-10-02
CIK 1362502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33300

ALL AMERICAN PET COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-2186665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1880 Century Park East, Suite 1402
Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

(310) 432-9032

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

[Company has not yet filed all reports; if it has been subject to filing requirements last 90 days, should check no]; DESPITE THIS BEING FOR 3/31/11

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

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of September 21, 2012 the Registrant had outstanding 614,734,834 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 5,000,000 shares of Common Stock.

ALL AMERICAN PET COMPANY, INC.

FOR THE THREE MONTHS ENDED

March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$-	$114
Inventory	98,894	136,806
Prepaid expenses	160,769	775,415
Total current assets	259,663	912,335
Machinery and equipment, net	125,730	125,977
Other assets	42,300	42,300
TOTAL ASSETS	$427,693	$1,080,612

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$100,775	$91,496
Accounts payable	1,972,853	1,729,340
Accounts payable due to former officer	131,912	85,193
Current portion contest prize	68,333	60,000
Settlement and judgments payable	227,159	142,921
Current portion capital lease obligation	36,176	40,032
Share guarantee liability	600,000	600,000
Accrued officers salaries	125,769	40,625
Deferred rent	2,217	3,060
Accrued payroll taxes	789,946	764,335
Notes payable, net of debt discount	336,665	327,908
Accrued interest	195,323	182,000
Total current liabilities	4,587,128	4,066,910
Long-term liabilities:
Net present value contest prize obligation	294,438	297,517
Employee settlement payable	-	16,383
Employee severance payable	-	18,000
Capital lease obligation	51,375	47,519
Total long-term liabilities	345,813	379,419
TOTAL LIABILITIES	4,932,941	4,446,329

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common stock, $0.001 par value
Authorized 250,000,000 shares
Issued and outstanding March 31, 2011
(230,854,866) and Decemeber 31, 2010
(221,213,571)	230,855	221,214
Additional paid-in capital	15,462,670	15,379,733
Common stock payable	78,000	-
Common stock receivable	(142,000)	(52,000)
Accumulated deficit	(19,787,048)	(18,717,315)
Non-controlling interest	(347,725)	(197,349)
Total Stockholders’ deficit	(4,505,248)	(3,365,717)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$427,693	$1,080,612

See Accompaniyng Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Revenue	$59,726	$-
Slotting fees	(141,313)	-
Net sales	(81,587)	-

Cost of goods sold	58,994	-
GROSS LOSS	(140,581)	-

OPERATING EXPENSES
Sales and marketing	292,155	102,271
General and administrative	717,503	1,433,810
TOTAL OPERATING EXPENSES	1,009,658	1,536,081

LOSS FROM OPERATIONS	(1,150,239)	(1,536,081)

OTHER EXPENSE/(INCOME)
Gain on forgiveness of debt	-	(7,330)
Interest expense	33,412	15,251
Debt discount amortization	36,458	-
TOTAL OTHER EXPENSE	69,870	7,921

LOSS BEFORE TAXES	(1,220,109)	(1,544,002)

Provision (benefit)	-	(800)
NET LOSS	(1,220,109)	(1,544,802)

Net income attributable to non conctrolling interest	150,376	-

NET LOSS ATTRIBUTABLE TO ALL AMERICAN PET COMPANY, INC.	$(1,069,733)	$(1,544,802)

BASIC LOSS PER COMMON STOCK	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING (BASIC)	227,008,907	97,546,341

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,220,109)	$(1,544,802)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Provision for income taxes	-	800
Depreciation and amotization	246	264
Amortization of contest prize	5,254	-
Amortization of debt discount	36,458	-
Common stock issued for services	677,646	1,107,989
(Increase) decrease in:
Inventory	37,912	(15,731)
Prepaid expenses	-	32,673
Other assets	-	(3,300)
Increase (decrease) in:
Accounts payable and other liabilities	243,513	35,628
Accrued officer/consulting salaries	85,144	24,866
Accrued payroll taxes	25,611	19,120
Deferred rent	(843)	-
Accrued interest	16,134	6,483
Employee severance	(40,145)
Other currrent Liabilities	46,719	(11,246)
NET CASH USED IN OPERATING ACTIVITIES	(86,460)	(347,256)

CASH FLOW (USED) FROM INVESTING ACTIVITIES
Equipment purchases	-	(16,953)
NET CASH FLOW USED BY INVESTING ACTIVITIES	-	(16,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	9,279	27,339
Proceeds from notes payable-others	75,000	-
Repayment of notes payable-other	-	(30,000)
Repayment of notes payable-officers	-	-
Payment settlement obligation	-	-
Proceeds from sale of common stock	2,067	366,275
NET CASH PROVIDED BY FINANCING ACTIVITIES	86,346	363,614

Decrease in cash and cash equivalents	$(114)	$(595)
Cash at beginning of period	114	948
CASH AT END OF PERIOD	$-	$353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

All American Pet Company, Inc. (“AAPT”) is a developer and marketer of innovative pet wellness products including super premium dog foods and antibacterial wipes. In 2010 and 2011, AAPT produced, marketed, and sold two super-premium dog foods under the brand names Grrr-nola®Natural Dog Food and Chompions®. Both Grrr-nola®Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon. The Company has launched, its line of Pawtizer™ pet wipes and spray, the pet care industry’s first alcohol-free anti-bacterial dog cleaner. The Company has also announced and is preparing to market its Mutt™ Great Food for Great Dogs super premium dry kibble dog food, and its Nutra Bars™ line of portable, convenient and functional, super premium 4 ounce dog food bars .. Each 4 ounce bar has a kcal equivalent of 8 ounces of super premium dry dog food.

All American Pet Company, Inc. was initially organized under the laws of the State of New York (“All American Pet Company, Inc. NY”) in February 2003. In January 2006, All American Pet Company, Inc. NY merged into All American Pet Company, Inc. a Maryland corporation (“All American Pet Company, Inc. MD”). In June 2012, All America Pet Company Inc. merged into a Nevada Corporation, (“All American Pet Company, Inc. NV”). The Company has formed a number of wholly owned subsidiaries to provide for accountability of each of its operations. All American PetCo, Inc. was formed in January 2008 to provide corporate infrastructure and management services. All American Pet Brands, Inc. was formed in April 2009 to be the Company’s manufacturing and warehousing operation. In September 2009 the Company signed a license and distribution agreement with AAP Sales and Distribution Inc. a third party company that obtained the rights to manufacture and sell certain of the Company’s products on a non-exclusive basis. AAP Sales and Distribution Inc.’s operations have been consolidated with All American Pet Company, Inc. based on accounting guidelines for Variable Interest Entities.

Unless the context otherwise requires, references in these financial statements to the “Company” or “AAPT” refer to All American Pet Company, Inc., a Nevada corporation and its subsidiaries, and its predecessors, All-American Pet Company Inc., MD, a Maryland Corporation and All-American Pet Company Inc., NY, a New York corporation. All financial statements give effect to this reincorporation as if it occurred at the beginning of the period.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial positions, results of operations and cash flows for the interim periods presented have been included. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,069,733, used $86,460 cash for operations in the three months ended March 31, 2011, had a working capital deficit of $4,327,465 and total stockholders’ deficit of $4,505,248 as of March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company is dependent upon outside financing to continue operations. Management plans to raise funds via a private placement of its common stock to satisfy the capital requirements of the Company’s business plan.  There is no assurance that the Company will be able to obtain the necessary funds through continuing equity and debt financing to have sufficient operating capital to execute the Company's business plan. If the Company is able to obtain necessary funds, there is no assurance that the Company will successfully implement its business plan or raise sufficient capital to complete the execution of its business plan. The Company’s continuation as a going concern is dependent on the Company’s ability to raise additional funds through a private placement of its equity or debt securities or other borrowings sufficient to meet its obligations on a timely basis and ultimately to attain profitable operations.

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

Revenue Recognition, Sales Incentives and Slotting Fees

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers.  The Company’s revenue arrangements with its customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts.  These costs are typically referred to collectively as “trade spending”. Pursuant to ASC Topic 605, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. Slotting fees refer to arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, we expense the slotting fee at the time orders are first shipped to customers.

Earnings Per Share

Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding.  The weighted average number of common stock outstanding was 227,008,907 and 97,546,341 for the three months ended March 31, 2011 and 2010, respectively. Net loss per share and diluted net loss per share are the same for all periods presented.

2. VARIABLE INTEREST ENTITY

Following is a description of our financial interests in a variable interest entity that we consider significant, those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

On August 12, 2009, we entered into a License Agreement with AAP Sales and Distribution, Inc. (“AAPSD”). Under the terms of the agreement, AAPSD has the non-exclusive right to manufacture and market certain products of the Company. The duration of the agreement is for a period of five years.  AAPSD is the primary beneficiary of the Company because of the relatively significant financial support provided to AAPSD in the form of the production and distribution and deferred payment arrangements between AAPSD the Company.

AAPSD owes the Company payments for product purchased and for royalties at the stated rate of 18.5% of net revenues, which are due and payable within five business days of receipt of funds by AAPSD from any sale when good funds are received from the sale.  The 18.5% license payments will be applied to all minimum guarantee payments. The minimum guaranteed royalties, as amended, are due based within the 12-month period following the time at which AAPC has delivered 3,000,000 pounds of finished product.  AAPSD does not owe the Company any royalties until AAPSD has recouped any costs of marketing or placement fees. All Royalty payments due from sales are accumulated and are applied toward to the minimum royalty payment for the year.  If the 18.5% royalties are less than the minimum then AAPSD is obligated pay us the difference between what was paid during the 12 month period and the required minimum.  Minimum royalty payments are due in the normal course of business as AAPSD has ten days at the end of each quarter to report any sales and royalties due and AAPC has the right to review the reports and agree on what amounts are owed based on sales and a statement of any minimum guarantees that may be due and payable.  All payments are to be made in the normal course of business as agreed at the time of the annual royalty report’s acceptance by AAPC.

We have determined that we are the primary beneficiary of AAPSD as our interest in the entity is subject to variability based on results from operations and changes in the fair value. During the three months ended March 31, 2011 and 2010, all operations of AAPSD are included in the consolidated financial statements. Therefore, for the three month period ending March 31, 2011, sales of $59,726 to AAPSD are offset by $141,313 of slotting fees, resulting in negative net sales of $81,587 as a result of the consolidation.

The results of operations for AAPSD have been included in the financial statements of the Company. The unaudited financial position of AAPSD at March 31, 2011 is as follows:

Total Assets	$-
Total Liabilities	(347,725)
Total Stockholders’ Deficit	347,725

3. INVENTORY

Inventory consists of the following:

	March 31, 2011	December 31, 2010

Raw materials	$-	$48,250
Work in process	-	-
Finished goods	98,894	88,556
	$98,894	$136,806

4. MACHINERY AND EQUIPMENT

Machinery and equipment consists of the following:

	March 31, 2011	December 31, 2010
Computer equipment and software	$27,094	$27,094
Warehouse	122,450	122,450
Total	149,544	149,544
Less: Accumulated depreciation	(23,814)	(23,567)
	$125,730	$125,977

Depreciation expense for the three months ended March 31, 2011and 2010 was $246 and $246, respectively.

5. PAYROLL TAXES

The Company was delinquent on certain filings and payments of required federal and state payroll taxes. The Company has provided an estimate for any possible penalty assessments and interest.   The amount of payroll taxes and interest due at March 31, 2011 and March 31, 2010 totaled $789,946 and $672,867, respectively.

6.  NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2011	December 31, 2010

Notes Payable – Non-Related Parties. Interest at 10% per
annum. Interest and principal due on demand	$150,000	$150,000

Note payable, other – In Default, interest at 15% per annum.	50,000	50,000

Convertible 8% Note Payable due March 17, 2011	-	56,018

Convertible 8% Note Payable due May 31, 2011	9,336	56,018
Convertible 8% Note Payable due September 8, 2011	64,000	64,000

Convertible 8% Note Payable due November 14, 2011	128,000	-

Total Notes Payable	$376,336	$376,036
Less: Debt Discount	(64,671)	(48,128)
Notes payable, net of debt discount	$336,665	$327,908

Convertible Debt

On June 15, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on March 17, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On January 3, 2011, $10,000 of the principal balance was converted into 1,098,901 shares. On January 13, 2011, $10,000 of the principle balance was converted into 1,162,791 shares. On January 19, 2011, $10,000 of the remaining principle balance and $1,200 in interest was converted into 1,454,545 shares and the note was deemed paid in full.

On August 27, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on May 31, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On March 8, 2011, $10,000 of the principal balance was converted into 1,639,344 shares. On March 22, 2011, $15,000 of the principal balance was converted into 4,285,714 shares. As of March 31, 2011, the principal amount due is $5,000. Accrued interest in the amount of $1,210 is included in interest payable at March 31, 2011.

On February 11, 2011, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $75,000, less a $3,000 fee.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on September 8, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 40% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of March 31, 2011, the principal amount due is $75,000.  Accrued interest in the amount of $692 is included in interest payable at March 31, 2011.

7. RELATED PARTY TRANSACTIONS

As of March 31, 2011 and December 31, 2010, the balance of accrued officers’ salaries, totaled $125,769 and $40,625, respectively. At March 31, 2010, the balance of accrued officers’ salaries was $188,544.

8. STOCKHOLDERS’ DEFICIT

Capital Stock

All American Pet Company, Inc. was formed under Maryland law on January 4, 2006 with 50,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. On January 27, 2006, All-American Pet Company Inc., a New York corporation, merged with and into All American Pet Company, Inc., a Maryland corporation. In June 2012, All-American Pet Company Inc., Maryland, merged with and into All American Pet Company, Inc., a Nevada corporation

Increase in Authorized Common Stock

Concurrent with the June 11, 2012 re-domicile to a Nevada corporation, the shareholders voted to increase the number of authorized shares of $0.001 par value common stock to 1,000,000,000. The shareholders voted on February 26, 2011 to increase the number of authorized shares of $0.001 par value common stock to 500,000,000. Authorized shares were increased from 50,000,000 to 250,000,000 in 2009.

Private Placement of Common Stock

During the three months ended March 31, 2011, the Company commenced a private offering of up to 40,000,000 shares of stock at $0.01 per share. During the three months ended March 31, 2011, the Company received and accepted subscriptions for 1,500,000 shares of common stock at $0.01 per share for a net capital increase of $15,000, less offering costs of $12,933, additionally, three consultants, collectively, earned a total of 4,300,000 common shares valued at $63,000. The Company recorded a $78,000 common stock payable on its books at March 31, 2011 to reflect the value of the common shares not yet issued.

Conversion of Preferred Stock to Common Stock

On February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock.  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders (the Releases) from any and all future claims and liabilities. The preferred stockholders have the ri ght to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company is obligated to issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000. This agreement was extended on May 25, 2010 to August 31, 2010 with an agreement to issue an additional 1,000,000 shares as compensation for the extension and 3,000,000 were issued on May 26, 2010 based on the terms of the original agreement that called for the shares to be issued if the value was not paid on or before June 15, 2010.  During the year ended December 31, 2010, the Company recorded $1,000,000 as share guarantee expense to account for the obligation described above.  The June 1, 2010 amendment to the March 7, 2009 agreement was amended to extend the liquidation period to achieve the $800,000 guaranteed liquidation amount to March 31, 2011.  The Company issued an additional 2,000,000 shares of Common stock as the fee for this extension at $0.06 per share for a total of $120,000. As of March 31, 2011, the share guarantee liability remained at $600,000.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity as of March 31, 2011 and December 31, 2010 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share

Outstanding at December 31, 2010	6,800,000	$0.17

Granted First Quarter 2011	-	$-

Expired in First Quarter 2011	1,800,000	$0.10
Outstanding at March 31, 2011	5,000,000	$0.17

Common Stock Receivable

On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 per month over a 27 month period. The Company made two payments totaling $3,242 in the three months ended March 31, 2011. The escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.  The balance of the settlement payable and common stock receivable at March 31, 2011 was $31,432 and $52,000, respectively. See Item 9 - Litigation and Judgments below.

On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former salesperson in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments totaling of $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Bankruptcy Trustee received $2,069 in the three months ending March 31, 2011 from monies levied by the Los Angeles County Sherriff. The Company has recorded $90,000 as a common stock receivable for the shares being held by the bankruptcy trustee. See Item 9 - Litigation and Judgments below.

9. LITIGATION AND JUDGMENTS

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company has contacted the plaintiff in this matter but no settlement agreement has been concluded. A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $56,208 as of March 31, 2011. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.  A grocery services company filed to substitute attorneys on its filing to collect $22,000 in fees for advertising services on February 22, 2011.  The Company believes it will be settled for a nominal amount if anything based on the age of the payable. On March 11, 2011, a judgment of $2,068, plus costs of $80, was entered in small claims court in Beverly Hills, California against the Company and Mr. Schwartz and Ms. Bershan for animal training services. The dispute was settled in full for $500 on July 24, 2012.

On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 per month over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.  The Company has recorded $52,000 as a common stock receivable for the shares in escrow. The Company made two payments totaling of $3,342 in the three months ended March 31, 2011. The balance of this settlement at March 31, 2011, was $31,432. See "Common Stock Receivable" above.

On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments totaling $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Bankruptcy Trustee received $2,069 in the three months ending March 31, 2011 from funds levied by the Los Angeles County Sherriff. The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee as of March 31, 2011. See "Common Stock Receivable" above.

On August 9, 2012, the Company settled litigation with the holder of a $150,000 note bearing interest at 10% which was in default at March 31, 2011. Under the terms of the settlement, the Company will pay the note holder $300,000 with 8% interest accruing on the unpaid balance. The Company made two payments of $25,000 on August 13, 2012 and will make 9 additional quarterly payments of $30,000 commencing on October 1, 2012 and continuing through October 1, 2014. A final payment of $4,265 is due on January 1, 2015. In the event of any default of this settlement agreement, the note holder can enter a stipulated judgment against the Company, CEO Barry Schwartz and President, Lisa Bershan, as individuals, in the amount of $1,197,190.

10. CUTEST DOG COMPETITION

In May 2009, the Company finalized plans to host a nationwide viral marketing contest known as the “Cutest Dog Competition”. The contest started on August 1, 2009, allowing every dog owner in America to have the opportunity to submit a picture of their dog. The Company announced the winner of the “Cutest Dog Competition” on its website as well as at a major venue on Thanksgiving Day. Prizes were distributed for regional winners, and three top regional winners received a $5,000 prize each, qualified as finalists for the final event.  Regional winners from all over the country then competed for the title of the “Cutest Dog Competition” and that winner was awarded the $1 million prize. On November 2009, the winner was announced.

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount of $663,500 is being amortized over 30 years with an annual cash payment of $33,333.  The Company did not make any payments in the three months ending March 31, 2011. As of March 31, 2011 and December 31, 2010, $362,771 and $341,754, respectively were recorded as prize liabilities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

All American Pet Company, Inc. (“AAPT” or “The Company”) is a developer and marketer of innovative pet wellness products including super premium dog foods and antibacterial dog wipes. In 2010 and 2011, AAPT produced, marketed, and sold two super-premium dog foods under the brand names Grrr-nola®Natural Dog Food and Chompions®. Both Grrr-nola®Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon. The Company has launched, its line of Pawtizer™ pet wipes and spray, the pet care industry’s first alcohol-free anti-bacterial dog cleaner. The Company has also announced and is preparing to market its Mutt™ Great Food for Great Dogs, a super premium dry kibble dog food and its Nutra Bars™ line of portable, convenient and functional super–premium functional 4 ounce dog food bars. Each 4 ounce dog food bar has a kcal equivalent of 8 ounces of super premium dry dog food.

Summary of the Company and its Current Status

All American Pet Company, Inc., was initially organized under the laws of the State of New York (“All American Pet Company, Inc. NY”) in February 2003. In January 2006, All American Pet merged into All American Pet Company, Inc. a Maryland corporation (“All American Pet Company, Inc. MD”). In June of 2012, All America Pet Company Inc. merged (the “Merger”) into a Nevada Corporation (“All American Pet Company, Inc. NV”). The Company has formed a number of wholly owned subsidiaries to provide for accountability of each of its operations. All American PetCo, Inc. was formed in January of 2008 to provide corporate infrastructure and management services. All American Pet Brands, Inc. was formed in April of 2009 to be the Company’s warehousing and manufacturing operation. In September of 2009 the Company signed a license and distribution agreement with AAP Sales and Distribution Inc. a third party company that obtained the rights to manufacture and sell certain of the Company’s products on a non-exclusive basis. AAP Sales and Distribution Inc.’s operations have been consolidated with All American Pet Company, Inc. based on accounting guidelines for Variable Interest Entities. As used in this report, the terms “The Company” and “AAPT” refers to All American Pet Company, Inc. NY and All American Pet Company, Inc. MD before the Merger, and to All American Pet Company, Inc. NV, All American Pet Company, Inc. and its wholly owned subsidiaries and Variable Interest Entities after the Merger.

The Company has never operated at a profit and is dependent upon additional financing to remain a going concern. The Company has obtained substantial new equity capital and continues to seek new equity capital to sustain operations. The Company remains under significant financial strain primarily because of its low level of sales and limited operating funds. The limited amount of operating capital may preclude the Company’s ability to execute its manufacturing, marketing, and distribution objectives or to continue operations. No assurance can be given that the Company will secure adequate funds to sustain operations or that it will continue as a going concern.

Our executive offices are located at 1880 Century Park East, Suite 1402, Los Angeles, California 90067 and our telephone number at that location is (310) 432-9032.  Our websites are www.allamericanpetcompany.com and www.Pawtizer.Com. The information on our websites are not, and shall not be deemed to be, a part of this report or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our working capital needs, including the cost of goods and marketing costs. In the future we intend to fund our liquidity requirements through a combination of cash flows from operations and external financings.

For the three months ended March 31, 2011, the Company incurred an operating loss of $1,069,733 on negative revenues of $81,587 as slotting fees exceeded gross sales. Our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to introduce products into the marketplace that gain consumer acceptance, build our customer base, and achieve profitable operations. Until these objectives are realized, the Company will be dependent upon external financings to sustain operations. Due to our stock being thinly traded and the current state of our balance sheet, including a lack of hard assets against which to borrow, we believe that it will be very difficult to obtain any form of debt financing with or without equity conversion terms. We are concerned about the ability to raise any capital in the future at terms that would be in the shareholders' best interest or at all.

In the three months ended March 31, 2011 the Company raised $15,000 before offering costs.  We are currently seeking additional sources of funding.

Results of Operations for the Three Months Ended March 31, 2011 compared with the Three Months Ended March 31, 2010

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for three month period ended March 31, 2011 and March 31, 2010 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2010.

For the three months ended March 31, 2011, gross sales increased by $59,726 as both Grrr-nola®Natural Dog Food and Chompions® had not been introduced into the marketplace in the three months ending March 31, 2010. Net sales declined from $0 in the three months ended March 31, 2010 to ($81,587) in the three months ended March 31, 2011 as slotting fees increased from $0 in the three months ending March 31, 2010 to $141,313 in the three months ending March 31, 2011. Cost of goods sold increase from $0 to $58,944 in the three months ending March 31, 2011 as products were not shipped in the three months ending March 31, 2010.

For the three months ended March 31, 2011, sales and marketing expenses increased by $189,884, from $102,271 in the three months ending March 31, 2010 to $292,155 in the three months ending March 31, 2011, The increase is attributable to an increase of $185,546 of consulting and research, an increase of $15,573 in advertising and promotion, a decrease of $8,513 in product and package development and a net decrease of $2,722 in other sales and marketing activity. General and Administrative expenses were decreased by $716,307 from $1,433,810 in the three months ended March 31, 2010 to $717,503 in the three months ended March 31, 2011. This amount consisted of a decrease of $673,543 in consulting expenses, a decrease of $45,834 in legal/trademark services, a decrease of $23,804 in legal and accounting, a decrease of $26,375 in payroll and payroll taxes, a decrease of $21,635 in bonuses, an increase in facilities expense of $31,217, an increase in officer salaries of $7,980, a decrease in insurance expense of $16,712 and a net increase of $52,399 in other general and administrative expenses.

Liquidity, Capital Resources and Going Concern

On February 11, 2011, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $75,000, less a $3,000 fee.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on September 8, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 40% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  As of March 31, 2011, the principal amount due is $75,000.  Accrued interest in the amount of $692 is included in interest payable at March 31, 2011.

Because of our lack of funding and limited ability to adequately market our products, the Company has experienced slotting fees in excess of gross sales, and incurred high costs in manufacturing and marketing our products. As a result, we have experienced large operating losses and negative cash flow. At March 31, 2011 and 2010, we had a working capital deficit of $4,327,465 and $2,746,429, respectively, and a stockholders' deficit of $4,505,248 and $2,921,613, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Additional capital infusions will be needed to manufacture, distribute and promote our products, sustain operations and make payments and settlements of existing debts and obligations. We believe that our future profitability will depend on the commercial and consumer acceptance of our products, effective marketing strategies, efficient production and proper execution of our business plan. Additionally, success with our external financing strategies will be needed to effectuate our business objectives. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential, particularly for newly introduced products, is unproven. Furthermore, there can be no assurance that our external financing strategies will yield any capital or the amount of capital necessary to execute our business plan.

The Company incurred a net loss of $1,069,733, and cash used from operations of $86,460 for the period ended March 31, 2011. These matters raise substantial doubt about our ability to continue as a going concern. In their report in connection with our 2010 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $7,439,775 and a negative cash flow from operations of $2,116,774 for the year ended December 31, 2010, and had a working capital deficiency of $3,154,575 and a stockholders deficiency of $3,365,717 at December 31, 2010, there was substantial doubt about our ability to continue as a going concern.

Our principal sources of liquidity have been sales of equity securities and borrowings. To meet our current requirements to operate, the Company has sold common stock and is currently attempting to undertake the sale of additional equity securities. As new funds are obtained, our principal uses of capital would be to meet our operating requirements, production, marketing and advertising expenditures, and make investments in inventory. Additional cash could be used to reduce past due taxes and other debts and payables. Until cash generated from operations is sufficient to satisfy our future liquidity requirements, we will be investigating purchase order and accounts receivable funding from different sources, as well as other sources of capital. We will also be looking to seek equity capital through the issuance of additional common stock with other round(s) of funding. There are currently no commitments or other known sources for this funding. If these funds are obtained, it would result in additional dilution to our stockholders. Financing may not be available in the future in amounts or on terms acceptable to us, if at all. As of March 31, 2011, there are no commitments or other known sources for this funding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward Looking Statements

This Quarterly Report contains forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

•	our business plan;

•	the commercial viability of our products;

•	the effects of competitive factors on products;

•	expenses we will incur in operating our business;

•	our liquidity and sufficiency of cash;

•	the success of our financing plans; and

•	the outcome of pending or threatened litigation.

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

The information contained in this Quarterly Report is as of March 31, 2011, unless expressly stated otherwise.

As used in this report, the term Company refers to All American Pet Company, Inc., a Nevada corporation and its 100% owned subsidiaries, All American Pet Brands Inc. a Nevada corporation, and All American PetCo, Inc. a Nevada Corporation, and its Variable Interest Entity, AAP Sales and Distribution, Inc., a Nevada Corporation.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, All American Pet Company, Inc. is not required to provide the information required by this item

Item 4(T). Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer has concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

Material Weaknesses

1.	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of March 31, 2011, the Company’s internal control over financial reporting were not effective based on this framework.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control during the three months ended March 31, 2011 over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2011.

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weaknesses identified above. Through the efforts of management, we have developed a specific action plan to remediate the material weaknesses.  We expect to implement these various action plans during 2012 and anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2012.

We did not effectively implement comprehensive entity-level internal controls and did not maintain a sufficient level of resources within our accounting department, as discussed below:

•	Financial Close Process. The Company only prepares financial statements on a quarterly basis which increases the potential that any unusual activities or transactions will not be detected on a timely basis.

•	Cash Disbursement Process. Payments to related parties and costs incurred by the Company were not subject to review and approval by independent parties which increased the potential that any improper distributions would not be detected on a timely basis.

•	Reporting Deficiencies. We did not perform timely and sufficient internal or external reporting of our progress and evaluation of prior year material weaknesses or the current fiscal year internal control deficiencies.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period. We are developing specific action plans for each of the above material weaknesses. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we do not believe these costs will be significant and we expect to ratably incur the remediation costs during the year. We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

We believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2012. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company has had no contact with the plaintiff in this matter and expects to not anything of this judgment amount. A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $56,208 as of March 31, 2011. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.

A grocery services company filed to substitute attorneys on its filing to collect $22,000 in fees for advertising services on February 22, 2011.  The Company believes it will be settled for a nominal amount if anything based on the age of the payable. On March 11, 2011, a judgment of $2,068, plus costs of $80, was entered in small claims court in Beverly Hills, California against the Company and Mr. Schwartz and Ms. Bershan for animal training services rendered. The Company believes this dispute will be settled for a nominal amount.

On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.   The Company made two payments totaling of $3,342 in the three months ended March 31, 2011. The balance of this settlement at March 31, 2011, was $31,432.

On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments of $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Bankruptcy Trustee received $2,069 in the three months ending March 31, 2011 from monies levied by the Los Angeles County Sherriff. The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee as of March 31, 2011.

Item 1a. Change in Risk Factors.

There are no changes in Risk Factors from the Form 10-K for year-end December 31, 2010 filed on July 7, 2011.

Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2011, the Company commenced a private offering of up to 40,000,000 shares of stock at $0.01 per share. During the three months ended March 31, 2011, the Company received and accepted subscriptions for 1,500,000 shares of common stock at $0.01 per share from two accredited investors that were German Nationals. As of March 31, 2011, there were 230,854,866 shares outstanding.

During the three months ended March 31, 2011 the two sales of equity securities resulted in a net capital increase of $15,000, less offering costs of $12,933. Additionally, three consultants, collectively, earned a total of 4,300,000 common shares valued at $63,000. The Company recorded a $78,000 common stock payable on its books at March 31, 2011 to reflect the value of the common shares not yet issued.

The Company sold the shares without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder  There were no more than 35 purchasers of the common stock, appropriate financial and business information was provided to the purchasers in accordance with Rule 502(b), there was no form of general solicitation or general advertising relating to the offer and the Company exercised reasonable care to assure that the purchasers of the common stock were not underwriters within the meaning of section 2(a)(11) of the Securities Act. Based on information received, the Company believes that each purchaser of shares is an accredited investor within the meaning of the federal securities laws. The shares have not been registered. The shares may not be offered or sold by the investors absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

There were no defaults on Senior Securities.

Item 4. Mine Safety Disclosures

None

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

ALL AMERICAN PET COMPANY, INC.

(Registrant)

By:	/S/ Barry Schwartz
Barry Schwartz, CEO
(On behalf of the registrant and as
Principal Financial and Accounting Officer)

Date:  October 2, 2012

