Form 10-Q
period 2011-06-30
ALL AMERICAN PET COMPANY, INC.
filed 2012-10-02
CIK 1362502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

ALL AMERICAN PET COMPANY, INC.

FOR THE SIX MONTHS ENDED

June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$1,455	$114
Inventory	98,894	136,806
Prepaid expenses	165,981	775,415
Total current assets	266,330	912,335
Machinery and equipment, net	125,485	125,977
Other assets	39,000	42,300
TOTAL ASSETS	$430,815	$1,080,612

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$96,151	$91,496
Accounts payable	2,056,499	1,729,340
Accounts payable due to former officer	161,912	85,193
Current portions of contest prize	76,667	60,000
Settlements and judgments payable	228,564	142,921
Current portion capital lease obligation	43,701	40,032
Share guarantee liability	600,000	600,000
Accrued officers salaries	150,721	40,625
Deferred rent	1,109	3,060
Accrued payroll taxes	796,824	764,335
Notes payable, net of debt discount	368,947	327,908
Accrued interest	213,995	182,000
Total current liabilities	4,795,090	4,066,910
Long-term liabilities:
Net present value contest prize obligation	291,359	297,517
Employee settlement payable	-	16,383
Employee severance payable	-	18,000
Capital lease obligation	37,444	47,519
Total long-term liabilities	328,803	379,419
TOTAL LIABILITIES	5,123,893	4,446,329

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common stock, $0.001 par value Authorized 250,000,000 shares Issued and outstanding June 30, 2011 (230,854,866) and December 31, 2010 (221,213,571)	230,855	221,214
Additional paid-in capital	15,442,191	15,379,733
Common stock payable	379,294	-
Common stock receivable	(142,000)	(52,000)
Accumulated deficit	(20,255,693)	(18,717,315)
Non-controlling interest	(347,725)	(197,349)
Total Stockholders’ deficit	(4,693,078)	(3,365,717)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$430,815	$1,080,612

See Accompaning Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010 RESTATED	2011	2010

Revenue	$-	$-	$59,726	$-
Slotting fees	(566)	-	(141,879)	-
Net sales	(566)	-	(82,153)	-

Cost of goods sold	(325)	(830)	58,669	(830)
GROSS PROFIT (LOSS)	(241)	830	(140,822)	830

OPERATING EXPENSES
Sales and marketing	49,810	313,545	341,964	415,816
General and administrative	364,893	923,145	1,082,395	2,360,220
TOTAL OPERATING EXPENSES	414,703	1,236,690	1,424,359	2,776,036

LOSS FROM OPERATIONS	(414,944)	(1,235,860)	(1,565,181)	(2,775,206)

OTHER EXPENSE/(INCOME)
Gain on forgiveness of debt	-	-	-	(7,330)
Interest expense	21,420	122,546	54,834	137,797
Stock guarantee expense	-	880,000	0	880,000
Debt discount amortization	32,281	1,438	68,739	1,438
TOTAL OTHER EXPENSE	53,701	1,003,984	123,573	1,011,905

Loss before income taxes	(468,645)	(2,239,844)	(1,688,754)	(3,787,111)
Provisions for income taxes	-	-	-	(800)
NET LOSS	$(468,645)	$(2,239,844)	$(1,688,754)	$(3,787,911)

Net loss attributable to non-controlling interest	-	-	150,376	-

NET LOSS ATTRIBUTABLE TO ALL AMERICAN PET COMPANY, INC.	$(468,645)	$(2,239,844)	$(1,538,378)	$(3,787,911)

NET LOSS PER COMMON SHARE	$(0.00)	$(0.02)	$(0.01)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC)	230,854,866	100,423,533	228,942,511	103,380,847

See Accompaning Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

OONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,688,754)	$(3,787,911)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amotization	492	492
Amortization of contest prize	10,509	(5,992)
Amortization of finance cost	-	16,667
Amortization of debt discount	68,739	-
Gain on debt forgiveness	-	(7,330)
Common stock issued as additional financing cost	-	106,352
Common stock issued for officer compensation	-	368,090
Common stock issued for services	768,934	1,582,058
Non-cash stock guarantee and extension expense	-	280,000
(Increase) decrease in:
Inventory	37,912	(57,861)
Prepaid expenses	-	44,211
Other assets	3,300	(3,300)
Increase (decrease) in:
Accounts payable	327,159	87,459
Accounts payable former officer	76,719	130,199
Accrued officer salaries	110,096	14,019
Accrued payroll taxes	32,489	44,429
Deferred rent	(1,951)	-
Accrued interest	28,400	14,174
Settlements and judgements payable	(38,740)	(9,571)
Derivative liability	-	1,438
Share guarantee liability	-	600,000
NET CASH USED IN OPERATING ACTIVITIES	(264,696)	(582,377)

CASH FLOW (USED) FROM INVESTING ACTIVITIES
Equipment purchases	-	(28,035)
Capital lease assets	-	(124,845)
NET CASH FLOW USED BY INVESTING ACTIVITIES	-	(152,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	4,655	2,113
Capital lease	-	124,845
Proceeds from notes payable-others	-	70,000
Repayment of notes payable-other	75,000	(30,000)
Proceeds from sale of common stock	186,382	567,516
NET CASH PROVIDED BY FINANCING ACTIVITIES	266,037	734,474

Increase (decrease) in cash as cash equivalents	1,341	(783)
Cash at beginning of period	114	948
CASH AT END OF PERIOD	$1,455	$165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

See Accompaning Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

All American Pet Company, Inc. (“AAPT”) is a developer and marketer of innovative pet wellness products including super premium dog foods and antibacterial wipes. In 2010 and 2011, AAPT produced, marketed, and sold two super-premium dog foods under the brand names Grrr-nola®Natural Dog Food and Chompions®. Both Grrr-nola®Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon. The Company has launched its line of Pawtizer™ pet wipes and spray, the pet care industry’s first alcohol-free anti-bacterial dog cleaner. The Company has also announced and is preparing to market its Mutt™ Great Food for Great Dogs super premium dry kibble dog food, and its Nutra Bars™ line of portable, convenient and functional, super premium 4 ounce dog food bars .. Each 4 ounce bar has a kcal equivalent of 8 ounces of super premium dry dog food.

All American Pet Company, Inc. was initially organized under the laws of the State of New York (“All American Pet Company, Inc. NY”) in February 2003. In January 2006, All American Pet Company, Inc. NY merged into All American Pet Company, Inc. a Maryland corporation (“All American Pet Company, Inc. MD”). In June 2012, All American Pet Company Inc. merged into a Nevada Corporation, (“All American Pet Company, Inc. NV”). The Company has formed a number of wholly owned subsidiaries to provide for accountability of each of its operations. All American PetCo, Inc. was formed in January 2008 to provide corporate infrastructure and management services. All American Pet Brands, Inc. was formed in April 2009 to be the Company’s manufacturing and warehousing operation. In September 2009 the Company signed a license and distribution agreement with AAP Sales and Distribution Inc. a third party company that obtained the rights to manufacture and sell certain of the Company’s products on a non-exclusive basis. AAP Sales and Distribution Inc.’s operations have been consolidated with All American Pet Company, Inc. based on accounting guidelines for Variable Interest Entities.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,688,754, used $264,696 cash for operations during the six months ended June 30, 2011, had a working capital deficit of $4,528,760 and total stockholders’ deficit of $4,693,078 as of June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Earnings (Loss) Per Share

Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding.  The weighted average number of common stock outstanding was 228,942,511 and 103,380,847 for the six months ended June 30, 2011 and 2010, respectively. Net loss per share and diluted net loss per share are the same for all periods presented.

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

We have determined that we are the primary beneficiary of AAPSD as our interest in the entity is subject to variability based on results from operations and changes in the fair value. During the six months ended June 30, 2011 and 2010, all operations of AAPSD are included in the consolidated financial statements. Therefore, for the six month period ending June 30, 2011, sales of $59,726 to AAPSD are offset by $141,879 in slotting fees, resulting in negative net sales of $82,153 as a result of the consolidation.

The results of operations for AAPSD have been included in the financial statements of the Company. The unaudited financial position of AAPSD at June 30, 2011 is as follows:

Total Assets	$-
Total Liabilities	(347,725)
Total Stockholders’ Deficit	347,725

3. INVENTORY

Inventory consists of the following:

	June 30, 2011	December 31, 2010
Raw materials	$-	$48,250
Work in process	-	-
Finished goods	98,894	88,556
	$98,894	$136,806

4. MACHINERY AND EQUIPMENT

Machinery and equipment consists of the following:

	June 30, 2011	December 31, 2010
Computer equipment and software	$27,095	$27,094
Warehouse	122,450	122,450
Total	149,545	149,544
Less: Accumulated depreciation	(24,060)	(23,567)
	$125,485	$125,977

Depreciation expense for the three and six months ended June 30, was $246 and $492, respectively in 2011 and 2010.

5. PAYROLL TAXES

The Company was delinquent on certain filings and payments of required federal and state payroll taxes. The Company has provided an estimate for any possible penalty assessments and interest.   The amount of payroll taxes and interest due at June 30, 2011 and December 31, 2010 totaled $796,824 and $764,335, respectively.

6.  NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2011	December 31, 2010

Notes Payable – Non-Related Parties. Interest at 10% per annum. Interest and principal due on demand	$150,000	$150,000

Note payable, other – In Default, interest at 15% per annum.	50,000	50,000

Convertible 8% Note Payable due March 17, 2011	-	56,018

Convertible 8% Note Payable due May 31, 2011	9,336	56,018
Convertible 8% Note Payable due September 8, 2011	64,000	64,000

Convertible 8% Note Payable due November 14, 2011	128,000	-

Total Notes Payable	$401,336	$376,076
Less: Debt Discount	(32,389)	(48,128)
Notes payable, net of debt discount	$368,947	$327,908

Convertible Debt

On June 23, 2011, the Company received a default notice from the holder of the $30,000 Convertible 8% Promissory Note dated August 27, 2010 and due May 31, 2011, the $37,500 Convertible 8% Promissory Note dated December 6, 2010 and due September 8, 2011, and the $75,000 Convertible 8% Promissory Note dated February 11, 2011 and due November 11, 2011. The default notice was issued in regards to the Company’s failure to maintain current Securities Exchange Commission Filings. The note holder demanded accelerated payments and default interest rates as a result of this default. As of June 30, 2011, the principal balance due of the $30,000 Convertible 8% Promissory Note dated August 27, 2010 and due May 31, 2011, the $37,500 Convertible 8% Promissory Note dated December 6, 2010 and due September 8, 2011, and the $75,000 Convertible 8% Promissory Note dated February 11, 2011 and due November 11, 2011 were $5,000, $37,500 and $75,000, respectively.

The Company did not repay or convert any convertible debt into common stock in the three months ended June 30, 2011.

7. RELATED PARTY TRANSACTIONS

As of June 30, 2011 and December 31, 2010, the balance of accrued officers’ salaries, totaled $150,721 and $40,625, respectively. At June 30, 2010, the balance of accrued officers’ salaries was $0.

8. STOCKHOLDERS’ DEFICIT

Capital Stock

All American Pet Company, Inc. was formed under Maryland law on January 4, 2006 with 50,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. On January 27, 2006, All-American Pet Company Inc., a New York corporation, merged with and into All American Pet Company, Inc., a Maryland corporation. In June 2012, All-American Pet Company Inc., Maryland, merged with and into All American Pet Company, Inc., a Nevada corporation.

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

Sales of Common Stock

During the three months ended June 30, 2011, the Company received and accepted subscriptions for 20,479,403 shares of common stock at $0.01 per share from fifteen accredited investors that were German Nationals. As of June 30, 2011 there were 230,854,866 shares outstanding..

During the three months ended June 30, 2011 the sale of equity securities resulted in a capital increase of $204,794, less offering costs of $20,479. Additionally, three consultants, collectively, earned a total of 5,800,000 common shares valued at $96,500. The Company recorded an additional 301,294 common stock payable on its books at June 30, 2011 to reflect the value of the common shares not yet issued, valued at a total of $379,294.

Conversion of Preferred Stock to Common Stock

On February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock.  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders (the Releases) from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company is obligated to issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000. This agreement was extended on May 25, 2010 to August 31, 2010 with an agreement to issue an additional 1,000,000 shares as compensation for the extension and 3,000,000 were issued on May 26, 2010 based on the terms of the original agreement that called for the shares to be issued if the value was not paid on or before June 15, 2010.  During the year ended December 31, 2010, the Company recorded $1,000,000 as share guarantee expense to account for the obligation described above.  The June 1, 2010 amendment to the March 7, 2009 agreement was amended to extend the liquidation period to achieve the $800,000 guaranteed liquidation amount to March 31, 2011.  The Company issued an additional 2,000,000 shares of Common stock as the fee for this extension at $0.06 per share for a total of $120,000. As of June 30, 2011, the share guarantee liability remained at $600,000.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity as of June 30, 2011 and March 31, 2011 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2010	6,800,000		$0.17
Expired in First Quarter 2011	1,800,000		$-
Granted/Expired in Second Quarter 2011	-	$
Outstanding at June 30, 2011	5,000,000		$0.17

Common Stock Receivable

On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 per month over a 27 month period. The Company made two payments totaling $3,242 in the three months ended March 31, 2011. The escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.  The balance of the settlement payable and common stock receivable at June 30, 2011 was $31,432 and $52,000, respectively. See Item 9 - Litigation and Judgments below.

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

9. LITIGATION AND JUDGMENTS

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company contacted the plaintiff in this matter, but no settlement agreement has been concluded. A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $57,613 as of June 30. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.  A grocery services company filed to substitute attorneys on its filing to collect $22,000 in fees for advertising services on February 22, 2011.  The Company believes it will be settled for a nominal amount if anything based on the age of the payable. On March 11, 2011, a judgment of $2,068, plus costs of $80, was entered in small claims court in Beverly Hills, California against the Company and Mr. Schwartz and Ms. Bershan for animal training services. This dispute was fully settled for $500 on July 24, 2012. On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 per month over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.  The Company has recorded $52,000 as a common stock receivable for the shares in escrow. The Company made two payments totaling of $3,342 in the three months ended March 31, 2011. On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments totaling $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Bankruptcy Trustee received $2,069 in the three months ending March 31, 2011 from funds levied by the Los Angeles County Sherriff. The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee.

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

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount of $663,500 is being amortized over 30 years with an annual cash payment of $33,333.  The Company did not make any payments in the three months ending June 30, 2011. As of June 30, 2011 and December 31, 2010, $368,026 and $357,517, respectively were recorded as prize liabilities.

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

Summary of the Company and its Current Status

All American Pet Company, Inc., was initially organized under the laws of the State of New York (“All American Pet Company, Inc. NY”) in February 2003. In January 2006, All American Pet merged into All American Pet Company, Inc. a Maryland corporation (“All American Pet Company, Inc. MD”). In June of 2012, All American Pet Company Inc. merged (the “Merger”) into a Nevada Corporation (“All American Pet Company, Inc. NV”). The Company has formed a number of wholly owned subsidiaries to provide for accountability of each of its operations. All American PetCo, Inc. was formed in January of 2008 to provide corporate infrastructure and management services. All American Pet Brands, Inc. was formed in April of 2009 to be the Company’s warehousing and manufacturing operation. In September of 2009 the Company signed a license and distribution agreement with AAP Sales and Distribution Inc. a third party company that obtained the rights to manufacture and sell certain of the Company’s products on a non-exclusive basis. AAP Sales and Distribution Inc.’s operations have been consolidated with All American Pet Company, Inc. based on accounting guidelines for Variable Interest Entities. As used in this report, the terms “The Company” and “AAPT” refers to All American Pet Company, Inc. NY and All American Pet Company, Inc. MD before the Merger, and to All American Pet Company, Inc. NV, All American Pet Company, Inc. and its wholly owned subsidiaries and Variable Interest Entities after the Merger.

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

For the six months ended June 30, 2011, the Company incurred a net loss of $1,688,754 on negative revenues of $82,153 as slotting fees exceeded gross sales. Our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to introduce products into the marketplace that gain consumer acceptance, build our customer base, and achieve profitable operations. Until these objectives are realized, the Company will be dependent upon external financings to sustain operations. Due to our stock being thinly traded and the current state of our balance sheet, including a lack of hard assets against which to borrow, we believe that it will be very difficult to obtain any form of debt financing with or without equity conversion terms. We are concerned about the ability to raise any capital in the future at terms that would be in the shareholders' best interest or at all.

In the six months ended June 30, 2011 the Company raised $219,794 before offering costs. We are currently seeking additional sources of funding.

Results of Operations for the Six Months Ended June 30, 2011 compared with the Six Months Ended June 30, 2010

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for six month period ended June 30, 2011 and June 30, 2010 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2010.

For the six months ended June 30, 2011, gross sales increased by $59,726 as both Grrr-nola®Natural Dog Food and Chompions® had not been introduced into the marketplace in the six months ending June 31, 2010. Net sales declined from $0 in the six months ended June 30, 2010 to ($82,153) in the six months ended June 30, 2011, as slotting fees increased from $0 in the six months ending June 30, 2010 to $141,879 in the six months ending June 30, 2011. Cost of goods sold increase from ($830) to $58,669 in the six months ending June 30, 2011 as products were not shipped in the six months ending June 30, 2010.

For the six months ending June 30, 2011, sales and marketing expenses decreased by $72,852, from $415,816 in the six months ending June 30, 2010 to $341,964 in the six months ending June 30, 2011. The increase is attributable to an increase of $137,546 of consulting and research, a decrease of $198,921 in advertising and promotion, a decrease of $21,354 in product and package development and a net increase of $8,877 in other sales and marketing activity. General and Administrative expenses were decreased by $1,277,825 from $2,360,220 in the six months ended June 30, 2010 to $1,082,395 in the six months ended June 30, 2011. This amount consisted of a decrease of $811,831 in consulting expenses, a decrease of $43,946 in patent and trademark services, a decrease of $419,855 in legal and accounting, a decrease of $28,497 in payroll and payroll taxes, a decrease of $21,635 in bonuses, an increase in facilities expense of $61,587, an increase in officer salaries of $15,960, a decrease in insurance expense of $12,261, a decrease of travel expenses of $27,582, an increase in office expenses of $15,132 and a net decrease of $4,897 in other general and administrative expenses.

Results of Operations for the Three Months Ended June 30, 2011 compared with the Three Months Ended June 30, 2010

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for three month period ended June 30, 2011 and June 30, 2010 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2010.

For the three months ending June 30, 2011 and June 30, 2010, gross sales were $0 as no products were sold into the marketplace. For the three months ending June 30, 2011, sales and marketing expenses decreased by $263,735, from $313,545 in the three months ending June 30, 2010 to $49,810 in the three months ending June 30, 2011. The decrease is attributable to a decrease of $48,000 in consulting and research, a decrease of $214,494 in advertising and promotion, a decrease of $12,841 in product and package development and a net increase of $11,600 in other sales and marketing activity. General and Administrative expenses were decreased by $558,252 from $923,145 in the three months ended June 30, 2010 to $364,893 in the three months ended June 30, 2011. This amount consisted of a decrease of $138,288 in consulting expenses, a decrease of $391,653 in legal and accounting, a decrease of $26,315 in legal/trademark services, an increase of $14,931 in office expenses, a decrease of $21,395 in bonuses, an increase in facilities expense of $30,371, an increase in officer salaries of $7,980, and a net decrease of $33,883 in other general and administrative expenses.

Liquidity, Capital Resources and Going Concern

Because of our lack of funding and limited ability to adequately market our products, the Company has experienced slotting fees in excess of gross sales, and incurred high costs in manufacturing and marketing our products. As a result, we have experienced large operating losses and negative cash flow. At June 30, 2011 and 2010, we had a working capital deficit of $4,528,760  and $3,319,792, respectively, and a stockholders' deficit of $4,693,078 and $3,517,856, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Additional capital infusions will be needed to manufacture, distribute and promote our products, sustain operations and make payments and settlements of existing debts and obligations. We believe that our future profitability will depend on the commercial and consumer acceptance of our products, effective marketing strategies, efficient production and proper execution of our business plan. Additionally, success with our external financing strategies will be needed to effectuate our business objectives. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential, particularly for newly introduced products, is unproven. Furthermore, there can be no assurance that our external financing strategies will yield any capital or the amount of capital necessary to execute our business plan.

The Company incurred a net loss of $1,688,754, and cash used from operations of $264,696 for the six month period ended June 30, 2011. These matters raise substantial doubt about our ability to continue as a going concern. In their report in connection with our 2010 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $7,439,775  and a negative cash flow from operations of $2,116,774  for the year ended December 31, 2010, and had a working capital deficiency of $3,154,575 and a stockholders deficiency of $3,365,717 at December 31, 2010, there was substantial doubt about our ability to continue as a going concern.

Our principal sources of liquidity have been sales of equity securities and borrowings. To meet our current requirements to operate, the Company has sold common stock and is currently attempting to undertake the sale of additional equity securities. As new funds are obtained, our principal uses of capital would be to meet our operating requirements, production, marketing and advertising expenditures, and make investments in inventory. Additional cash could be used to reduce past due taxes and other debts and payables. Until cash generated from operations is sufficient to satisfy our future liquidity requirements, we will be investigating purchase order and accounts receivable funding from different sources, as well as other sources of capital. We will also be looking to seek equity capital through the issuance of additional common stock with other round(s) of funding. There are currently no commitments or other known sources for this funding. If these funds are obtained, it would result in additional dilution to our stockholders. Financing may not be available in the future in amounts or on terms acceptable to us, if at all. As of June 30, 2011, there are no commitments or other known sources for this funding.

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

The information contained in this Quarterly Report is as of June 30, 2011, unless expressly stated otherwise.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, All American Pet Company, Inc. is not required to provide the information required by this item

Item 4(T). Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer has concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Material Weaknesses

1.	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of June 30, 2011, the Company’s internal control over financial reporting were not effective based on this framework.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control during the three months ended June 30, 2011 over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011.

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

We believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2012. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company has had no contact with the plaintiff in this matter and expects to not anything of this judgment amount. A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $57,613 as of June 30, 2011. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.   A grocery services company filed to substitute attorneys on its filing to collect $22,000 in fees for advertising services on February 22, 2011.  The Company believes it will be settled for a nominal amount if anything based on the age of the payable. On March 11, 2011, a judgment of $2,068, plus costs of $80, was entered in small claims court in Beverly Hills, California against the Company and Mr. Schwartz and Ms. Bershan for animal training services rendered. The Company believes this dispute will be settled for a nominal amount. On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.   On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments of $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee.

Item 1a. Change in Risk Factors.

There are no changes in Risk Factors from the Form 10-K for year-end December 31, 2010 filed on July 7, 2011.

Item 2. Unregistered Sales of Equity Securities

During the three months ended June 30, 2011, the Company received and accepted subscriptions for 20,479,403 shares of common stock at $0.01 per share from fifteen accredited investors that were German Nationals. As of June 30, 2011 there were 230,854,866 shares outstanding.

During the three months ended June 30, 2011 the sale of equity securities resulted in a capital increase of $204,794, less offering costs of $20,479. Additionally, three consultants, collectively, earned a total of 5,800,000 common shares valued at 96,500. The Company recorded an additional 301,294 common stock payable on its books at June 30, 2011 to reflect the value of the common shares not yet issued, valued at a total of $379,294.

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

