Form 10-Q
period 2011-09-30
ALL AMERICAN PET COMPANY, INC.
filed 2012-10-02
CIK 1362502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of September 21, 2012, the Registrant had outstanding 614,734,834 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 5,000,000 shares of Common Stock.

ALL AMERICAN PET COMPANY, INC.

FOR THE NINE MONTHS ENDED

September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$-	$114
Inventory	-	136,806
Prepaid expenses	107,692	775,415
Total current assets	107,692	912,335
Machinery and equipment, net	2,789	125,977
Other assets	39,000	42,300
TOTAL ASSETS	$149,481	$1,080,612

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$96,988	$91,496
Accounts payable	2,095,993	1,729,340
Accounts payable due to related party	191,912	85,193
Current portion contest prize	85,000	60,000
Settlements and judgments payable	230,004	142,921
Current portion capital lease obligation	-	40,032
Share guarantee liability	600,000	600,000
Accrued officers salaries	238,936	40,625
Deferred rent	-	3,060
Accrued payroll taxes	797,386	764,335
Notes payable - net of debt discount	383,167	327,908
Accrued interest	205,400	182,000
Total current liabilities	4,924,786	4,066,910
Long-term liabilities:
Net present value contest prize obligation	288,280	297,517
Employee settlement payable	-	16,383
Employee severance payable	-	18,000
Capital lease obligation	-	47,519
Total long-term liabilities	288,280	379,419
TOTAL LIABILITIES	5,213,066	4,446,329

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common stock, $0.001 par value Authorized 250,000,000 shares Issued and outstanding September 30, 2011 (233,944,866) and Decemeber 31, 2010 (221,213,571)	233,955	221,214
Additional paid-in capital	15,446,112	15,379,733
Common stock payable	419,442	-
Common stock receivable	(142,000)	(52,000)
Accumulated deficit	(20,672,733)	(18,717,315)
Non-controlling interest	(348,361)	(197,349)
Total Stockholders’ deficit	(5,063,585)	(3,365,717)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$149,481	$1,080,612

See Accompaning Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUE	$-	$-	$59,726	$-
Slotting fees	-	-	(141,879)	-
Net sales	-	-	(82,153)	-

Cost of goods sold	671	-	59,340	(830)
GROSS LOSS	(671)	-	(141,493)	830

OPERATING EXPENSES
Sales and marketing	29,757	473,313	371,721	889,129
General and administrative	240,355	870,980	1,322,751	3,231,200
Loss on abandonment of machinery and equipment	7,812	-	7,812	-
Impaiment of inventory	98,164	-	98,164	-
TOTAL OPERATING EXPENSES	376,088	1,344,293	1,800,448	4,120,329

LOSS FROM OPERATIONS	(376,759)	(1,344,293)	(1,941,941)	(4,119,499)

OTHER EXPENSE/(INCOME)
Gain on forgiveness of debt	-	-	-	(7,330)
Interest expense	17,362	101,673	72,194	239,470
Stock guarantee expense	-	120,000	-	1,000,000
Debt discount amortization	23,556	(1,438)	92,295	-
TOTAL OTHER EXPENSE	40,918	220,235	164,489	1,232,140

LOSS BEFORE TAXES	(417,677)	(1,564,528)	(2,106,430)	(5,351,639)
Provision for income taxes	-	-	-	(800)
NET LOSS	(417,677)	(1,564,528)	(2,106,430)	(5,352,439)

Net loss attributable to non-controlling interest	636	-	151,012	-

NET LOSS ATTRIBUTABLE TO
ALL AMERICAN PET COMPANY, INC.	$(417,041)	$(1,564,528)	$(1,955,418)	$(5,352,439)

BASIC LOSS PER COMMON STOCK	$(0.01)	$(0.02)	$(0.01)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC)	233,954,866	96,687,993	230,631,656	104,517,606

See Accompaning Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CODENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,106,430)	$(5,362,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for income taxes	-	800
Depreciation and amotization	738	738
Impairment of inventory	98,894	-
Amortization of contest prize	15,763	(737)
Loss on abandonment of machinery and equipment	7,812	-
Amortization of finance cost	-	46,250
Amortization of debt discount	92,295	-
Gain on debt forgiveness	-	(7,330)
Common stock issued as additional financing cost	-	276,292
Common stock issued for officer compensation	-	368,090
Common stock issued for services	830,223	2,204,345
Common stock issued for employee bonus	-	3,000
Non-cash stock guarantee and extension expense	-	1,000,000
(Increase) decrease in:
Inventory	37,912	(68,667)
Prepaid expenses	-	26,167
Other assets	3,300	(3,300)
Increase (decrease) in:
Accounts payable	376,953	(7,121)
Accounts payable due to related party	106,719	116,982
Accrued officer/consulting salaries	198,311	20,368
Accrued payroll taxes	33,051	68,449
Deferred rent	(3,060)	-
Accrued interest	44,198	23,781
Employee severance	(37,300)	-
NET CASH USED IN OPERATING ACTIVITIES	(300,621)	(1,294,332)

CASH FLOW (USED) FROM INVESTING ACTIVITIES
Equipment purchases	-	(11,100)
NET CASH FLOW USED BY INVESTING ACTIVITIES	-	(11,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	5,492	-
Proceeds from notes payable-others	75,000	100,000
Repayment of notes payable-other	-	(35,000)
Repayment of notes payable-officers	-	(4,300)
Payment settlement obligation	-	(12,052)
Proceeds from sale of common stock	220,015	1,279,216
NET CASH PROVIDED BY FINANCING ACTIVITIES	300,507	1,327,864

Increase (decrease) in cash as cash equivalents	(114)	22,432
Cash at beginning of period	114	948
CASH AT END OF PERIOD	$-	$23,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$800

See Accompaning Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

All American Pet Company, Inc. (“AAPT”) is a developer and marketer of innovative pet wellness products including super premium dog foods and antibacterial wipes. In 2010 and 2011, AAPT produced, marketed, and sold two super-premium dog foods under the brand names Grrr-nola®Natural Dog Food and Chompions®. Both Grrr-nola®Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon. The Company has launched its line of Pawtizer™ pet wipes and spray, the pet care industry’s first alcohol-free anti-bacterial dog cleaner. The Company has also announced and is preparing to market its Mutt™ Great Food for Great Dogs super premium dry kibble dog food, and its Nutra Bars™ line of portable, convenient and functional, super premium 4 ounce dog food bars. Each 4 ounce bar has a kcal equivalent of 8 ounces of super premium dry dog food.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $2,106,430, used $300,621 cash in operations during the nine months ended September 30, 2011, had a working capital deficit of $4,817,094 and total stockholders’ deficit of $5,063,585 as of September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Earnings (Loss) Per Share

Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding.  The weighted average number of common stock outstanding was 230,631,656 and 104,517,606 for the nine months ended September 30, 2011 and 2010, respectively. Net loss per share and diluted net loss per share are the same for all periods presented.

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

We have determined that we are the primary beneficiary of AAPSD as our interest in the entity is subject to variability based on results from operations and changes in the fair value. During the nine months ended September 30, 2011 and 2010, all operations of AAPSD are included in the consolidated financial statements. Therefore, for the nine month period ending September 30, 2011, sales of $59,726 to AAPSD are offset by $141,879 in slotting fees, resulting in negative net sales of $82,153 as a result of the consolidation.

The results of operations for AAPSD have been included in the financial statements of the Company. The unaudited financial position of AAPSD at September 30, 2011 is as follows:

Total Assets	$-
Total Liabilities	(348,361)
Total Stockholders’ Deficit	348,361

3. INVENTORY

Inventory consists of the following:

	September 30, 2011	December 31, 2010
Raw materials	$-	$48,250
Work in process	-	-
Finished goods	-	88,556
	$-	$136,806

During the three months ended September 30, 2011, the Company vacated the warehouse and manufacturing facility in Nebraska City, Nebraska. Upon vacation of the facility, the Company transferred its on hand product inventory to a third party for disposal. The transaction resulted in an impairment charge of $98,164 in both the three and nine month periods ending September 30, 2011.

4. MACHINERY AND EQUIPMENT

Machinery and equipment consists of the following:

	September 30, 2011	December 31, 2010
Computer equipment and software	$27,095	$27,094
Warehouse	-	122,450
Total	27,095	149,544
Less: Accumulated depreciation	(24,306)	(23,567)
	$2,789	$125,977

During the three months ended September 30, 2011, the Company cancelled a capital lease of a bar forming machine and returned the equipment to the lessor. The transaction resulted in a write-down of warehouse equipment from $122,450 to $0, and recognized a loss on abandonment of machinery and equipment of $7,812 in the three and nine month periods ending September 30, 2011.

Depreciation expense for the nine month periods ended September 30, 2011 and 2010 was $739 and $738, respectively. Depreciation expense for the three month periods ended September 30, 2011 and 2010 was $246 and $246, respectively.

5. PAYROLL TAXES

The Company was delinquent on certain filings and payments of required federal and state payroll taxes. The Company has provided an estimate for any possible penalty assessments and interest.   The amount of payroll taxes and interest due at September 30, 2011 and December 31, 2010 totaled $797,386 and $764,335, respectively.

6.  NOTES PAYABLE

Notes payable consists of the following:

	September 31,	December 31,
	2011	2010

Notes Payable – Non-Related Parties. Interest at 10% per annum. Interest and principle due on demand	$150,000	$150,000
Notes Payable, Other – In default, interest due at 15% per annum	50,000	50,000
Convertible 8% Note Payable due March 17, 2011	-	56,018
Convertible 8% Note Payable due May 31, 2011	-	56,018
Convertible 8% Note Payable due September 8, 2011	64,000	64,000
Convertible 8% Note Payable due November 14, 2011	128,000	-
Total Notes Payable	$392,000	$376,036
Less: Debt Discount	(8,833)	(48,128)
Notes payable, net of debt discount	$383,167	$327,908

Convertible Debt

On September 8, 2011, the remaining $5,000 principal balance and $1,200 in interest of the 8% Note dated August 27, 2010 and due May 31, 2011, was converted into 3,100,000 shares of common stock and the note was deemed paid in full.

7. RELATED PARTY TRANSACTIONS

As of September 30, 2011 and December 31, 2010, the balance of accrued officers’ salaries, totaled $232,520 and $40,625, respectively. At December 31, 2010, the balance of accrued officers’ salaries was $40,625.

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

Sales of Common Stock

During the three months ended September 30, 2011, the Company received and accepted subscriptions for 3,714,800 shares of common stock at $0.01 per share from three accredited investors. As of September 30, 2011 there were 233,944,866 shares outstanding.

During the three months ended September 30, 2011, the sale of equity securities resulted in a net capital increase of $37,148, less offering costs of $3,515. Additionally, three consultants, collectively, earned a total of 300,000 common shares valued at $3,000. The Company recorded an additional $40,148 common stock payable on its books at September 30, 2011 to reflect the value of the common shares not yet issued.

Conversion of Preferred Stock to Common Stock

On February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock.  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders (the Releases) from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company is obligated to issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000. This agreement was extended on May 25, 2010 to August 31, 2010 with an agreement to issue an additional 1,000,000 shares as compensation for the extension and 3,000,000 were issued on May 26, 2010 based on the terms of the original agreement that called for the shares to be issued if the value was not paid on or before June 15, 2010.  During the year ended December 31, 2010, the Company recorded $1,000,000 as share guarantee expense to account for the obligation described above.  The June 1, 2010 amendment to the March 7, 2009 agreement was amended to extend the liquidation period to achieve the $800,000 guaranteed liquidation amount to March 31, 2011.  The Company issued an additional 2,000,000 shares of Common stock as the fee for this extension at $0.06 per share for a total of $120,000. As of September 30, 2011, the share guarantee liability remained at $600,000.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity as of December 31, 2010 and September 30, 2011 is as follows:

		Weighted-Average
	Number of	Exercise Price
	Units	per Share

Outstanding at December 31, 2010	6,800,000	$0.17
Expired in First Quarter 2011	(1,800,000)	$-

Expired in Second Quarter 2011	-	$-

Granted/Expired in Third Quarter 2011	-	$-

Outstanding at September 30, 2011	5,000,000	$0.17

Common Stock Receivable

On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 per month over a 27 month period. The Company made two payments totaling $3,242 during the nine months ended September 30, 2011. The escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.  The balance of the settlement payable and common stock receivable pertaining to the litigation with the former controller at September 30, 2011 and December 31, 2010 was $31,432 and $52,000, respectively. See Item 9 - Litigation and Judgments below.

On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former salesperson in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments totaling of $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Bankruptcy Trustee received $2,069 in the nine months ending September 30, 2011 from monies levied by the Los Angeles County Sherriff. The Company has recorded $90,000 as a common stock receivable for the shares being held by the bankruptcy trustee and $90,000 as a settlement payable to the litigation with the former salesperson at September 30, 2011. See Item 9 - Litigation and Judgments below.

9. LITIGATION AND JUDGMENTS

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company has contacted the plaintiff in this matter, but no settlement agreement has been concluded. A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $59,053 as of September 30, 2011. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.  A grocery services company filed to substitute attorneys on its filing to collect $22,000 in fees for advertising services on February 22, 2011.  The Company believes it will be settled for a nominal amount if anything based on the age of the payable. On March 11, 2011, a judgment of $2,068, plus costs of $80, was entered in small claims court in Beverly Hills, California against the Company and Mr. Schwartz and Ms. Bershan for animal training services. This dispute was settled in full for $500 on July 24, 2012. On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 per month over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.  The Company has recorded $52,000 as a common stock receivable for the shares in escrow. The Company made two payments totaling of $3,342 in the three months ended March 31, 2011. On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments totaling $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Bankruptcy Trustee received $2,069 in the three months ending March 31, 2011 from funds levied by the Los Angeles County Sherriff. The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee.

On August 9, 2012, the Company settled litigation with the holder of a $150,000 note bearing interest at 10% which was in default at March 31, 2011. Under the terms of the settlement, the Company will pay the note holder $300,000 with 8% interest accruing on the unpaid balance. The Company made two payments of $25,000 in August, 2012 and will make 9 additional quarterly payments of $30,000 commencing on October 1, 2012 and continuing through October 1, 2014. A final payment of $4,265 is due on January 1, 2015. In the event of any default of this settlement agreement, the note holder can enter a stipulated judgment against the Company, CEO Barry Schwartz and President, Lisa Bershan, as individuals, in the amount of $1,197,190.

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

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount of $663,500 is being amortized over 30 years with an annual cash payment of $33,333.  The Company did not make any payments during the nine months ending September 30, 2011. As of September 30, 2011 and December 31, 2010, $373,280 and $341,754, respectively were recorded as contest prize liabilities.

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

History of the Company and its Current Status

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

For the nine months ended September 30, 2011, the Company incurred a net loss of $2,106,430 on negative revenues of $82,153 as slotting fees exceeded gross sales. Our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to introduce products into the marketplace that gain consumer acceptance, build our customer base, and achieve profitable operations. Until these objectives are realized, the Company will be dependent upon external financings to sustain operations. Due to our stock being thinly traded and the current state of our balance sheet, including a lack of hard assets against which to borrow, we believe that it will be very difficult to obtain any form of debt financing with or without equity conversion terms. We are concerned about the ability to raise any capital in the future at terms that would be in the shareholders' best interest or at all.

In the nine months ended September 30, 2011 the Company raised $220,015 before offering costs. We are currently seeking additional sources of funding.

Results of Operations for the Nine Months Ended September 30, 2011 compared with the Nine Months Ended September 30, 2010

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for the nine month period ended September 30, 2011 and September 30, 2010 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2010.

For the nine months ended September 30, 2011, gross sales increased by $59,726 as both Grrr-nola®Natural Dog Food and Chompions® had not been introduced into the marketplace in the nine months ending September 30, 2010. Net sales declined from $0 in the nine months ended September 30, 2010 to ($82,153) in the nine months ended September 30, 2011, as slotting fees increased from $0 in the nine months ending September 30, 2010 to $141,879 in the nine months ending September 30, 2011. Cost of goods sold increased from ($830) to $59,340 in the nine months ending September 30, 2011 as products were not shipped in the nine months ending September 30, 2010.

For the nine months ending September 30, 2011, sales and marketing expenses decreased by $517,408 from $889,129 in the nine months ending September 30, 2010 to $371,721 in the nine months ending September 30, 2011. The decrease is attributable to an increase of $215,046 of consulting and research, a decrease of $449,594 in advertising and promotion, a decrease of $21,252 in product and package development, a decrease of $292,500 in local marketing and a net increase of $30,892 in other sales and marketing activity. General and Administrative expenses were decreased by $1,908,449 from $3,231,200 in the nine months ended September 30, 2010 to $1,322,751 in the nine months ended September 30, 2011. This amount consisted of a decrease of $1,131,266 in consulting expenses, a decrease of $66,271 in patent and trademark services, a decrease of $501,235 in legal, accounting and professional fees, an a decrease of $25,635 in bonuses, a decrease in officer salaries of $99,304, a decrease in insurance expense of $23,158, and a net decrease of $61,580 in other general and administrative expenses.

During the nine months ended September 30, 2011, the Company vacated its warehouse and manufacturing facility in Nebraska City, Nebraska. Upon vacation of the facility, the Company transferred its on hand product inventory to a third party for disposal. The transaction resulted in an impairment charge of $98,164 in the nine month period ending September 30, 2011. The Company also cancelled a capital lease of a bar forming machine that was utilized in the Nebraska City facility and returned the equipment to the lessor. The transaction resulted in a write-down of warehouse equipment from $122,450 to $0, and a loss on abandonment of machinery and equipment of $7,812 in the nine month period ending September 30, 2011.

Results of Operations for the Three Months Ended September 30, 2011 compared with the Three Months Ended September 30, 2010

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for three month period ended September 30, 2011 and September 30, 2010 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2010.

For the three months ending September 30, 2011 and September 30, 2010, gross sales were $0 as no products were sold into the marketplace. For the three months ending September 30, 2011, sales and marketing expenses decreased by $443,556, from $473,313 in the three months ending September 30, 2010 to $29,757 in the three months ending September 30, 2011. The decrease is attributable to an increase of $77,500 in consulting and research, a decrease of $250,050 in advertising and promotion, a decrease of $292,500 in local marketing programs and a net increase of $21,494 in other sales and marketing activity. General and administrative expenses were decreased by $630,625 from $870,980 in the three months ended September 30, 2010 to $240,355 in the three months ended September 30, 2011. This amount consisted of a decrease of $314,436 in consulting expenses, a decrease of $81,380 in legal and accounting, a decrease of $22,325 in patent and trademark services, an decrease of $115,264 in officer salaries, a decrease of $10,897 in insurance, a decrease in facilities expense of $12,238, a decrease in payroll and payroll taxes of $42,312, and a net decrease of $31,773 in other general and administrative expenses.

During the three months ended September 30, 2011, the Company vacated its warehouse and manufacturing facility in Nebraska City, Nebraska. Upon vacation of the facility, the Company transferred its on hand inventory to a third party for disposal. The transaction resulted in an impairment charge of $98,164 in the three month period ending September 30, 2011. The Company also cancelled a capital lease of a bar forming machine that was utilized in the Nebraska City facility and returned the equipment to the lessor. The transaction resulted in a write-down of warehouse equipment from $122,450 to $0, and a loss on abandonment of machinery and equipment of $7,812 in the three month period ending September 30, 2011.

Liquidity, Capital Resources and Going Concern

Because of our lack of funding and limited ability to adequately market our products, the Company has experienced slotting fees in excess of gross sales, and incurred high costs in manufacturing and marketing our products. As a result, we have experienced large operating losses and negative cash flow. At September 30, 2011 and 2010, we had a working capital deficit of $4,817,094  and $1,283,470, respectively, and a stockholders' deficit of $5,063,585 and $1,324,181, respectively. We have funded our operations primarily through the issuance of equity securities and debt. Additional capital infusions will be needed to manufacture, distribute and promote our products, sustain operations and make payments and settlements of existing debts and obligations. We believe that our future profitability will depend on the commercial and consumer acceptance of our products, effective marketing strategies, efficient production and proper execution of our business plan. Additionally, success with our external financing strategies will be needed to effectuate our business objectives. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential, particularly for newly introduced products, is unproven. Furthermore, there can be no assurance that our external financing strategies will yield any capital or the amount of capital necessary to execute our business plan.

The Company incurred a net loss of $2,106,430 and cash used from operations of $300,621 for the nine month period ended September 30, 2011. These matters raise substantial doubt about our ability to continue as a going concern. In their report in connection with our 2010 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $7,439,775 and a negative cash flow from operations of $2,116,774 for the year ended December 31, 2010, and had a working capital deficiency of $3,154,575 and a stockholders deficiency of $3,365,717 at December 31, 2010, there was substantial doubt about our ability to continue as a going concern.

Our principal sources of liquidity have been sales of equity securities and borrowings. To meet our current requirements to operate, the Company has sold common stock and is currently attempting to undertake the sale of additional equity securities. As new funds are obtained, our principal uses of capital would be to meet our operating requirements, production, marketing and advertising expenditures, and make investments in inventory. Additional cash could be used to reduce past due taxes and other debts and payables. Until cash generated from operations is sufficient to satisfy our future liquidity requirements, we will be investigating purchase order and accounts receivable funding from different sources, as well as other sources of capital. We will also be looking to seek equity capital through the issuance of additional common stock with other round(s) of funding. There are currently no commitments or other known sources for this funding. If these funds are obtained, it would result in additional dilution to our stockholders. Financing may not be available in the future in amounts or on terms acceptable to us, if at all. As of September 30, 2011, there are no commitments or other known sources for this funding.

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

The information contained in this Quarterly Report is as of September 30, 2011, unless expressly stated otherwise.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, All American Pet Company, Inc. is not required to provide the information required by this item

Item 4(T). Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer has concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Material Weaknesses

1.	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of September 30, 2011, the Company’s internal control over financial reporting were not effective based on this framework.

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

Changes in Internal Control over Financial Reporting

There have not been any material changes in the Company’s internal control during the three months ended September 30, 2011 over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011.

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

We believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2012. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company has had no contact with the plaintiff in this matter and expects to not anything of this judgment amount. A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $59,053 as of September 30, 2011. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.   A grocery services company filed to substitute attorneys on its filing to collect $22,000 in fees for advertising services on February 22, 2011.  The Company believes it will be settled for a nominal amount if anything based on the age of the payable. On March 11, 2011, a judgment of $2,068, plus costs of $80, was entered in small claims court in Beverly Hills, California against the Company and Mr. Schwartz and Ms. Bershan for animal training services rendered. The Company believes this dispute will be settled for a nominal amount. On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.   On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments of $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee.

Item 1a. Change in Risk Factors.

There are no changes in Risk Factors from the Form 10-K for year-end December 31, 2010 filed on July 7, 2011.

Item 2. Unregistered Sales of Equity Securities

During the three months ended September 30, 2011, the Company received and accepted subscriptions for 3,714,800 shares of common stock at $0.01 per share from three accredited investors. As of September 30, 2011 there were 233,944,866 shares outstanding.

During the three months ended September 30, 2011, the sale of equity securities resulted in a net capital increase of $37,148, less offering costs of $3,515. Additionally, three consultants, collectively, earned a total of 300,000 common shares valued at $3,000. The Company recorded a $40,148 common stock payable on its books at September 30, 2011 to reflect the value of the common shares not yet issued.

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

