Form 10-K
period 2011-12-31
ALL AMERICAN PET COMPANY, INC.
filed 2012-10-02
CIK 1362502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33300

ALL AMERICAN PET COMPANY, INC.

 (Exact name of registrant as specified in its charter)

Nevada	91-2186665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1880 Century Park East Suite 1402
Los Angeles, California 90067	90067
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:   (310) 432-9032

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $17,813,511.

The number of shares of Common Stock, $0.001 par value, outstanding on September 21, 2012 was 614,734,834 shares.

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

The information contained in this Annual Report is as of December 31, 2011, unless expressly stated otherwise.

As used in this report, the term Company refers to All American Pet Company, Inc., a Nevada corporation.

PART I

ITEM 1.

BUSINESS

Overview

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

History of the Company and its Current Status

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

The Company has never operated at a profit and is dependent upon additional financing to remain a going concern. During 2011, the Company obtained new equity capital in the amount of $722,499 and continues to seek additional equity capital to sustain operations. The Company remains under significant financial strain primarily because of its low level of sales and limited operating funds. The limited amount of operating capital may preclude the Company’s ability to execute its manufacturing, marketing, and distribution objectives or to continue operations.

Products

The Company has developed and is preparing to launch or re-launch a number of innovative pet wellness products. The Company is also in the process of developing new products, variations of existing products and other items that will complement and enhance the Company’s array of product offerings. Key components of the Company’s product offerings are described below:

Pawtizer™

Developed for the purpose of protecting the 46 million American families that are homes to 78 million dogs from infectious human germs such as MRSA, E. Coli, Salmonella and other bacteria that are innocently picked up by dogs and transferred to humans. Pawtizer™ is the pet care industry’s first alcohol-free anti-bacterial dog cleaner. With Pawtizer, the Company is delivering a product that research has shown to be more useful and effective than alcohol. Pawtizer™ will be available in canisters of 100 and 45 count, chemically treated wet wipes that have been shown to kill 99.9% of the germs resident on a typical dog paw. Pawtizer™ also comes in a convenient 8 ounce spray with Bitrex® added. Bitrex® is a “bittering” agent that will prevent dogs from licking their paws and thus extending the reach of the antibacterial effects of Pawtizer™.

The principal active ingredient in Pawtizer™ products is 0.13% Benzalkonium Chloride, a germ reducing agent that has been widely accepted for use as a topical antiseptic for human cuts and scrapes and “leave on skin” cosmetics.

Mutt™ Super Premium Dog Food

The Company plans to enter the premium dog food market with its Mutt™ Great Food for Great Dogs brand of dry kibble super premium dry dog food products. Mutt™ will be the pet industry’s first pet food product that targets mixed breed dogs. Although mixed breed dogs represent approximately 59% of the total U.S. dog population according to APPA and Mars Corporation’s Mutt census, all other known dog food products have targeted pedigree breeds. Mixed breeds are generally healthier and more active than pure breeds. Mixed breed dogs also live, on average, 2.5 years longer than the average dog, thus extending the customer life cycle of our product.

Mutt™ products will contain 25% protein and be vitamin fortified. The Company intends to price Mutt™ products, at wholesale, in between the Pedigree® and Beneful® brands.

Nutra Bars™

The Company has developed and is preparing to launch the Pet industry’s first dog food product packaged as a nutritional dog food bar. With two product lines targeting the premium and super premium pet food segments, the Company’s nutritional dog food bars will be the equivalent of 8 ounces of dry kibble in a 4 ounce bar. These bars are portable and offer a high protein meal or snack without the inconvenience of bags and bowls. AAPT’s nutritional bars are formulated to contain a blend of natural ingredients and provide essential nutrients optimized to promote a dog’s nutrition, health, and vitality.

Chewies™ Dog snacks

The Company’s line of high protein dog snacks will be made with the same nutritive ingredients as the food bars and additional flavoring will be added. Chewies™ will be packaged in 16 ounce canisters containing approximately 64 bite sized pieces.

Grrr-Nola™, Chompions™, Fido Flakes™, and Chewa Bunga™ Heart Healthy Super Premium Dog Foods

In 2010 and 2011, AAPT produced, marketed, and sold two lines of super-premium dog foods under the brand names Grrr-nola®Natural Dog Food and Chompions®. Both Grrr-nola®Natural Dog Food and Chompions® were the first dog food products to be formulated and endorsed by a veterinary cardiac surgeon. The Company suspended sales of Grrr-nola®Natural Dog Food and Chompions® in the winter of 2011 as slotting fees were exceeding gross sales of products The Company is planning to reintroduce both product lines after reformulating and repackaging the products. The revised versions of Grrr-nola®Natural Dog Food, Chompions® Chewa-Bunga®, and Fido Flakes® will each be formulated with amino acids to support canine health at all life stages.

The Pet Industry

The Pet Food industry is growing rapidly with combined worldwide annual revenue of about $47 billion per year according to industry data provided by Tully and Holland. According to the 2011-2012 APPA’s National Pet Owners Survey, 62% of U.S. households or 73.6 million homes own a pet. The U.S. pet food and snack category is a $19.8 billion dollar a year market, with $11.5 billion spent exclusively on dog foods and treats according to the Euromonitor International 2011 annual report. Euromonitor International breaks the market down as follows:

U.S. Pet Food Sales (Billions)

	2003	2010	2011 (est)
Dog Food – Dry	$5.3	$7.7	$8.0
Dog Treats	$1.4177	$2.2	$2.3

Source: Euromonitor International

Tully & Holland’s made higher estimates of the U.S. market size with 13.5 Billion in 2012 and $12.7 Billion in 2011.

The pet industry in the United States and many other countries is experiencing solid growth as Americans own more pets than ever before. Growth in the sector is derived both from increasing pet ownership as well as from increased spending per pet. Pet pampering is becoming the norm, as pet owner spending has moved far beyond simple food and grooming expenses to include innovative and specialized premium products. Accordingly, people increasingly view their pets as part of the family and are willing to spend even during difficult economic times.

According to the American Pet Product Association (APPA), Americans spent approximately $47.7 billion on pet products and services in 2010, an increase of 4.8% over 2009. Since 1988, pet ownership has expanded from 56% of households to 62% today. Approximately 46% of all households own more than one pet and dogs can be found in at least one out of three homes. Other pet industry analysts are more optimistic. An overall rise in the number of pets in the US and increased spending per pet are the main factors that will contribute to the pet’s industry expected growth in the years ahead. Even with the overall economic recovery taking longer than expected, annual revenue growth in pet products and services is anticipated to be approximately 4.4% through 2016 according to the U.S. Pet Market Outlook 2010/11. As the recovery takes hold, U.S. Pet Market Outlook 2010/11 also anticipates that household disposable income will rise even faster, and spending on pets will pick up even more.

According to the IBIS World "Animal Food Production in the US: Market Research Report", steady growth in pet ownership, spikes in feed prices and increasing demand from farm supplies wholesalers have contributed to industry revenue gains at an annualized rate of 3.8 percent since 2007. "The industry's future prospects are modest, with slow but sustained growth anticipated through the next five years. The forecast predicted a moderate increase in disposable incomes and, subsequently, pet ownership, which will likely drive demand for pet foods, a segment typified by high profit margins and brand-loyal consumers. According to IBIS World industry analyst, Josh McBee. The recession did slow down the rate of growth of purchases, but revenue expansion remained strongly positive throughout the worst of the crisis. The stats reveal a CAGR (compound annual growth rate) of 6.7% from 1994 through 2010, including 4.8% in 2010.

The Pet Food Production industry provides sustenance for pets in the US and around the world. Americans stood by their pets during the Great Recession in the 1930's, with canine ownership growing despite falling personal disposable income. As such, IBIS World industry analyst Josh McBee expects “that through 2017, demand for pet foods is once again anticipated to rise faster than GDP growth. A projected trend toward greater brand optimization will help manufacturers retain and expand market share during the period. Pet food producers’ claims are increasingly mirroring those of human food makers, touting healthy enrichments with multi-grains, leafy greens and fruits or foods produced without preservatives or artificial flavors.” Furthermore, organic and functional pet foods have also increased in popularity as evidenced by a host of new product introductions such as Hill's Science Diet Healthy Mobility Canine and other products featuring customized formulas. These products attract the highest margins, and demand remains relatively resilient since they target the premium segment of the buying market.

Demand for products that address deficiencies in commercial dog food is on the rise as the number of serious medical conditions in dogs grows.  These concerns have resulted in “natural” pet food becoming the fastest growing sector in the pet food industry.  Statistics show that more than 30 million dogs will have cardiac disease by the time they reach the age of 7.  AAPT is currently the only dog food company that has products endorsed by a cardiac veterinarian surgeon.

According to Packaged Facts, the fastest growing segment of the companion animal market, is pet healthcare, with annual revenues of $34 billion (bigger than the toy, pasta, and baby food industries combined), and growing at about 15% per year.  People who are becoming educated regarding pet healthcare are driving the domestic pet market, which includes 78.5 million dogs in the U.S.  Driving this growth are people that tend to be at the top of their economic cycle and have a higher propensity to purchase healthy products for their pets.  AAPT’s super premium dog food is specially formulated by a leading canine nutritionist and can be part of a diet that decreases the impact of cardiac conditions, musculoskeletal stress, obesity, and Type II diabetes.

Hand Sanitizer

There is no known market or industry data for Pet Sanitizers. The Company believes that the consumer demographics of anti-bacterial dog paw wipes will be very similar to the primary consumers of hand sanitizers and baby wipes. These markets are dominated by women aged 21-34, new mothers and other females aged 50 and up. Many sanitary wipe consumers live within households with annual household incomes in excess of $70,000. Management believes that the demographics for the Pet Sanitizer business will be very similar to the hand sanitizer market. Approximately $146 and $142 million was spent on hand sanitizers in 2011 and 2010, respectively according to Drug Store Management. By extrapolating this data to 62% of U.S. homes that have dogs, management believes that the market potential for Pet Sanitizers is approximately $40-$50 million.

Human Food Bars

The Human Food Bar business was approximately $5.7 billion in 2011 according to Convenience Store News. The human food bar market demographics encompasses all age, sex and income brackets. Of the 78.5 million dog population in the U.S., management estimates the domestic market potential for dog food bars at $300-$400 million.

Marketing

The marketing of AAPT’s brands began in 2009.  We initially ran trade advertising to build the presence of our product line with buyers and retail merchandisers.  The Company continues to build awareness for their brands, mostly through editorials and other public relations initiatives.

The Company’s strategy is to build a national distribution footprint that will benefit from regional and national marketing campaigns. The Company has approached a broad range of mass merchants, pet centers, supermarket chains, drug store chains, and convenience store chains regarding selling AAPT products in their stores.  AAPT is currently an approved vendor to retail outlets with over 25,000 locations nationwide.  In addition to online sales through the nation’s largest online retailer, AAPT has developed a network of food brokers who have strong relationships with national retail chains representing over 125,000 stores that carry pet food, pet snacks and other pet products.  The Company has also brought in outside merchandising experts to market and increase public awareness of the Company’s products.  AAPT’s sales efforts are focused on setting sales and delivery dates for their new product lines. We commenced online sales of Pawtizer™ in May of 2012 and retail sales of this product commenced in August 2012. The Company is anticipating additional purchases to result from its vendor status with these retailers in 2012 and beyond. The Company will leverage its strong standing with its retail customers to streamline introduction of other All American Pet Company products.

Educating the public regarding AAPT products and the benefits that dogs will receive from them is an important aspect of AAPT’s business.  The Company has employed advanced media and promotional techniques to educate consumers about the health benefits of their revolutionary pet wellness and dog food products.  It is our belief that consumer education will lead to increased sales of our products.  The current media-driven tools AAPT is using include direct marketing and data gathering programs, Internet marketing, strategic media, promotional alliances, traditional and non-traditional advertising campaigns, and national, local, and print news interviews.  The Company also intends to use loyalty mass mailers; “end cap” displays and related sales promotions, and high profile shopping center publicity events.  The company is in the process of developing a video news release (VNR) that will be distributed to media outlets nationwide.  The goal of the VNR is to educate and inform potential consumers of the benefits of the company’s products.

The Company intends to build a brand franchise combining food and non-food consumables with products designed for intellectual (more informed) purchase choices as opposed to emotional/impulse or novelty purchases, while focusing more on mixed breeds and offering products to both the pet owner and the pet. In order to reach the most convertible population of potential consumers at the lowest possible cost, the Company intends to initially use email, direct mail, text message campaigns other low cost/high impact techniques supported by social media.

The Marketing of Pawtizer™ will be a dual pronged approach consisting of email, text messaging, video tagging directed at highly targeted lists of potential consumers within expected consumer demographics with simultaneous programs directed at Brand Influencers/Ambassadors such as the customer and direct mail campaigns targeting the most convertible consumers. Dog food products will be sold into distribution with conventional retailers and supported by conventional advertising.

Manufacturing

The Company is dependent upon one non-affiliated prime contract manufacturer with three non-affiliated component manufacturers to produce its Pawtizer™ product. The Company has one non-affiliated dry dog food manufacturer and one non-affiliated manufacturer of its Nutra-Bar™ product line. AAPT purchases approximately 90% of the materials necessary for the production of their products from these third party sources.  The other 10% of the materials necessary for production comes from various packaging manufacturers, shipping companies, and other vendors of supplies.  AAPT does not maintain supply agreements with these parties, but instead purchases products through the use of purchase orders in the ordinary course of business.  AAPT is currently testing a “human food grade” forming machine for potential use in future production of the Nutra Bars™ product line. If these tests are successful, the Company intends to acquire the equipment necessary to become its own manufacturer of Nutra Bars™ at the facility in Shawnee, Kansas. The Company also intends to obtain the packaging and wrapping equipment necessary to wrap, carton, and case pack the Nutra Bars™ line for retail shipment and distribution. Management believes that there is adequate space and resources in the Shawnee, Kansas facility to execute all of these manufacturing objectives.

The Company entered a license agreement in August 2009 that expands the Company’s sales and marketing capacity.  The agreement grants AAP Sales and Distribution, Inc., a non-affiliated company, a non-exclusive license agreement to sell, distribute under certain conditions, and, with the supervision of All American Pet Company, Inc., manufacture the Company’s products, which will augment the Company’s ability to cover the marketplace. This non-exclusive agreement allows the licensee the use of AAPT’s intellectual property and branding to manufacture and sell certain AAPT products. This agreement allows the Company to leverage its management time and assets to assisting in expanding our ability to build our distribution.  AAP Sales and Distribution Inc.’s operations have been consolidated with All American Pet Company inc. based on accounting guidelines for Variable Interest Entities.

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

Competition

The pet food business is highly competitive.  Virtually all of the manufacturers, distributors, and marketers of pet food have substantially greater management, financial, brand recognition, research and development, marketing, and manufacturing resources than AAPT at the moment.  Competitors in the super-premium pet food market include, among others: Colgate-Palmolive Co., whose major brand is Hills’ Science Diet; Proctor and Gamble, whose major dog food brands are Iams and Eukanuba; and Nestle Corporation, whose major dog food brand is Purina.

In addition, AAPT competes with current private label supermarket high-priced dog foods, as well as private label premium dog foods offered in the specialty pet stores and mass merchants.  The Company perceives that the dog food recalls that occurred in 2011 and 2012 will lead to the opening of shelf space in supermarket stores, mass merchants, pet centers, and drug store locations for new and innovative pet wellness and pet food products.

There are several dog grooming aids and dog cleaners available in the marketplace. None of these products are alcohol free and anti-bacterial. Accordingly, there are several somewhat similar products to Pawtizer™, but none of these products can be considered directly competitive in function and performance to the Pawtizer™ line of dog cleaners.

Regulation

We are subject to a broad range of federal, state and local laws and regulations intended to protect public health, natural resources and the environment. Our operations are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (“FDA”), the Department of Agriculture (“DOA”) and various state and local authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Due to the widely publicized pet food recalls in the last few years, both our Company and our dog food suppliers are doing more quality assurance testing for salmonella, e-coli, and other potential contaminants. A task force has been established to assert more stringent “country of origin” labeling. We will be working with our suppliers and the FDA in solving this industry wide issue. In addition, we will require our suppliers to test all flour samples for salmonella and e-coli and with the new test curve set up to handle contaminants. Our manufacturer will also be researching amino acid profiling of new suppliers to validate the legitimacy of protein sources.

Employees

As of December 31, 2011, we had 2 employees, both of whom were officers. We also had a marketing consultant who works with us on a nearly full-time basis.

ITEM 1A.  RISK FACTORS

The Company faces a number of significant risks associated with its current plan of operations. These include the following:

Our business is difficult to evaluate because we have a limited operating history.

The Company was formed in February 2003, and has incurred losses in each period since commencing operations. From the time of our formation until the end of 2004, we formulated and tested our products. We did not begin to sell our products until the beginning of 2005 and were forced to stop manufacturing and selling our products in 2007 due to a lack of funding.  To date, we have generated limited revenues and the development of our business plan will require substantial capital expenditures. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including, but not limited to limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and the inability to respond effectively to competitive developments and to attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain a profitable operation or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

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

We have been the subject of a going concern opinion from our independent registered public accounting firm, raising a substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants included an explanatory paragraph in their audit report in connection with our 2011 financial statements stating that because we have incurred a net loss of  $2,018,881 and a negative cash flow from operations of  $866,369 for the year ended December 31, 2011 and had a working capital deficiency of  $4,733,192 and a stockholders' deficiency of  $5,010,050 at December 31, 2011, there is substantial doubt about our ability to continue as a going concern.  These factors, along with others, may indicate that we will be unable to continue as a going concern over the next twelve months.

Our continuing as a going concern is dependent on our ability to raise additional funds through private placements of our common stock sufficient to pursue our business plan to meet our current obligations and to cover operating expenses during 2012 and 2013. Without immediate capital infusion in the near future, and without a significantly substantial infusion of capital within a short time thereafter, we may be forced to limit our operations severely, and may not be able to survive.  There is no assurance that we will be able to secure additional funding in the future, and in the event we are unable to raise additional capital in the near future, it is probable that any investment in the Company will be lost.

We have had negative cash flows from operations and our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

We have had negative cash flows from operations, and as of December 31, 2011, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our products to market. We do not have sufficient funds to satisfy our near-term cash requirements.

We need significant additional funds to maintain and develop our business.

Our current capital resources are insufficient to fund operations at the present time, and we will require substantial additional capital in order to sustain our operations, fund sales and marketing activities, pay for the manufacture of our products, and implement our business plan. Our ability to continue as a going concern is dependent on our ability to raise capital.

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

Our stockholders face further potential adverse effects from the terms of preferred stock which may be issued in the future.

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

The pet food business is highly competitive.  Virtually all of the manufacturers, distributors and marketers of pet food have substantially greater management, financial, research and development, marketing and manufacturing resources than we do. Competitors in the super-premium pet food market include, among others: Colgate-Palmolive Co. (Hills' Science Diet), Iams Co. and Nestle’s Purina brands. Brand loyalty to existing products may prevent us from achieving certain sales objectives. Additionally, the long-standing relationships maintained by existing premium pet food manufacturers with veterinarians and pet breeders may prevent us from obtaining professional recommendations for our products. In addition, we compete with current supermarket high-priced dog foods, as well as premium dog foods offered in the specialty pet stores. Although the dominant existing premium pet food brands are not currently available in supermarkets and mass merchants, and there can be no assurance that this situation will continue. In addition, there are no barriers to prevent the entry of such brands into the supermarket and mass merchant distribution channel, and in the event we fail to meet sales goals determined by them for our products they could cease shelving our products in their stores or replace our products with those of our competitors.  The entrance into the supermarket or mass merchant distribution channel of an existing or new premium pet food by any of our competitors could have a material adverse effect on the Company. If we are not successful in competing in these markets, we may not be able to attain our business objectives.

If we are unable to market our products to compete with new or existing products developed by well-established competitors, our business will be negatively affected.

Our potential success with Pawtizer™, Mutt™ Great Food for Great Dogs and Nutra Bars™ brands is significantly dependent upon our ability to market, promote and deliver the brand.  As is typical with new products, demand for and market acceptance of new products is subject to uncertainty. Achieving market acceptance for new products may require substantial marketing and other efforts, and the expenditure of significant funds to create customer demand. There can be no assurance that our efforts will be successful. In addition, the failure of new products to gain sufficient market acceptance could adversely affect the image of our brand name and the demand for our products in the future.

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

We do not have the required financial and human resources or capability to manufacture our own products.  Accordingly, our business model calls for the outsourcing of the manufacturing of our products. We must enter into agreements with other companies that can assist us and provide certain capabilities, including sourcing and manufacturing, which we do not possess. We may not be successful in entering into such alliances on favorable terms or at all. Even if we do succeed in securing such agreements, we may not be able to maintain them. Furthermore, any delay in entering into agreements could delay the production or commercialization of our products or reduce their competitiveness even if they reach the market. Any such delay related to such future agreements could adversely affect our business.

We have been and will continue to be materially dependent on a limited number of non-affiliated third parties for the manufacture and production of our dog food.

The Company is dependent upon one non-affiliated prime contract manufacturer with three non-affiliated component manufacturers to produce its Pawtizer™ product. The Company has one non-affiliated dry dog food manufacturer and one non-affiliated manufacturer of its Nutra-Bar™ product line. We do not maintain supply agreements with these parties, but instead purchase products through the use of purchase orders in the ordinary course of business. We will be substantially dependent on the ability of these parties to, among other things, meet our performance and quality specifications. Failure by these parties to comply with these and other requirements could have a material adverse effect on the Company. Furthermore, these parties may not dedicate sufficient production capacity to meet our scheduled delivery requirements, and they may not have sufficient production capacity to satisfy our requirements during any period of sustained demand. Their failure to supply, or their delay in supplying us with products, could have a material adverse effect on the Company.  In addition, the success of our products is significantly dependent on mass merchant, pet centers, drug stores, and supermarket demand for our products, and if we fail to secure orders from mass merchant, pet centers, drug stores or supermarkets for our products (and any subsequent decrease in such orders) would have a material adverse effect on us.

Furthermore, in March 2007, The Federal Food and Drug Administration announced that it found the chemical Melamine in pet foods manufactured in the United States. Melamine, a chemical banned in this country and used to make plastics and fertilizer in Asia was detected in wheat gluten used as an ingredient in wet-style canned pet products. The FDA issued a recall of more than 100 brands of pet food, which amounted to more than 60 million cans of tainted pet food. Because the melamine ingested food caused acute kidney failure, the FDA confirmed about 15 pet deaths, however the number of pet deaths related to kidney failure was believed to be in the thousands.

If our products do not gain market acceptance, it is unlikely that we will become profitable.

The market for pet food is competitive and subject to changing consumer preferences, including sensitivities to product ingredients and nutritional claims. At this time, our products are largely unproven in the commercial arena. Market acceptance may depend on many factors, including factors beyond our control, including but not limited to:

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

We are currently engaged in the dog food business and other pet wellness products targeting dogs. Additionally, our efforts to date have been concentrated in high-end products and super-premium dry dog foods. This lack of diverse business operations exposes us to significant risks. Our future success may be dependent upon our success in developing and expanding our areas of concentration and upon the general economic success of the dog food industry. In addition, decline in the market demand for our products could have a material adverse effect on our brand, business, results of operations and financial condition.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Barry Schwartz, our Chief Executive Officer, and a director of the Company; and Lisa Bershan, our President and a director of the Company. The loss of the services of either Mr. Schwartz or Ms. Bershan, who are husband and wife, may significantly delay or prevent the achievement of product development and other business objectives. If we lose their services, or do not successfully recruit key personnel, the growth of our business could be substantially impaired. At present, we do not maintain key person insurance for any of our senior management.

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

Our stock is currently quoted on the Over the Counter (“Pink Sheets”). Being quoted on the Pink Sheets has made it more difficult to buy or sell our stock and from time to time has lead to a significant decline in the frequency of trades and trading volume. Continued trading on the Pink Sheets will also likely adversely affect the Company’s ability to obtain financing in the future due to the decreased liquidity of the Company’s shares and other restrictions that certain investors have for investing in Pink Sheets  traded securities. While the Company intends to seek listing on the NASDAQ Stock Market (“NASDAQ”) or another stock exchange, when the Company is eligible, there can be no assurance when or if the Company’s common stock will be listed on NASDAQ or another stock exchange.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are presently located at 1880 Century Park East, Suite 1402, Los Angeles, California 90067. The Company subleases 3,250 square feet of office space for $7,000 per month ending on July 31, 2014. The Company executive offices were previous located at 9601 Wilshire Blvd, Suite M200, Beverly Hills, California 90210.

The Company also subleases 19,000 square feet of a 33,000 square foot warehouse located at 8310 Hedge Lane Terrace, Shawnee, Kansas.   The Company utilizes the Shawnee premises for light manufacturing, business offices and warehouse storage facilities.  The Shawnee facility lease commenced on April 16, 2012 and runs for a 5 year minimum term with monthly rent of $8,371, taxes of $2,336, insurance of $162, and $110 in common area maintenance fees, plus utilities, as incurred. The Company also holds an option to purchase the entire property at the expiration of the third year of the Lease at a price based upon the most current assessment of the County Appraiser’s office and on terms acceptable to the Lessor and Lessee.

In July 2011, the Company vacated the leased premises in Nebraska City, Nebraska that was used as the Company’s warehouse and production facility. The Company surrendered its dog food inventory valued at $98,164 and the rental security deposit of $3,300. The Company also returned $122,450 of leased equipment to the lessor. The early termination of the Nebraska City Leases and the abandonment or return of the assets located there resulted in an impairment of inventory charge of $98,164 and a loss on abandonment of machinery and equipment of $7,812.

ITEM 3. LEGAL PROCEEDINGS

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November 2007.  The Company has contacted the plaintiff in this matter, but no settlement agreement has been concluded. A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment. Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $60,529 as of December 31, 2011. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed.

An accounting firm that provided services to the Company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.   Subsequent to the balance sheet date, on July, 23, 2012, the attorneys for the accounting firm filed an action in the Circuit Court in and for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, against the Company and CEO, Barry Schwartz and President, Lisa Bershan as individuals, seeking $150,000 in principal plus 6% interest from the default date of March 19, 2010, legal fees of $49,950, arbitrator fees, a filing fee of $3,781 and a state court fee of $1,200.

A grocery services company filed to substitute attorneys on its filing to collect $22,000 in fees for advertising services on February 22, 2011. The expense was incurred in 2009. The Company believes it will be settled for a nominal amount based on the age of the payable.

On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former sales person would return 750,000 shares of Company stock valued at $90,000 in exchange for payments of $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Company has recorded a $90,000 liability to the former employee and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee. The Bankruptcy Trustee received $2,069 in 2011 from monies levied by the Los Angeles County Sheriff. The shares will remain in the bankruptcy trustee possession until the outstanding balance due is paid in full. As of December 31, 2011, the balance due the Federal Bankruptcy trustee was $90,000.

On March 11, 2011, a judgment of $2,068, plus costs of $80, was entered in small claims court in Beverly Hills, California against the Company and Mr. Schwartz and Ms. Bershan for animal training services rendered. On July 24, 2012, the Company settled this dispute in full for $500.

On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee. The shares will remain in the escrow account until the outstanding balance due is paid in full. The Company made two payments of $1,571 for a total of $3,142 in the year ended December 31, 2011. As of December 31, 2011, the balance due the former controller was $31,432.

On May 5, 2011, the lessor of the Company’s leased office facility filed suit in the Superior Court of the State of California (West District) for unpaid rent from January 1, 2011 through April 14, 2011 in the amount of $23,387 plus damages estimated at $225 per day commencing April 15, 2011. On June 2, 2011, the Company and the lessor agreed to resolve the matter with the Company making one payment of $14,000 on or before June 10, 2011 and three monthly payments of $7,000 thereafter on or before July 10, August 10 and September 10, 2011, respectively. Additionally, the Company would vacate the premises in good condition prior to September 30, 2011. On July 13, 2011, the agreement was modified and the lessor agreed to apply the Company’s cashier’s check in the amount of $3,500 to additional legal expenses incurred by the lessor in addition to $6,260 of legal fees reflected in the judgment and the remaining $625 in the lessor’s legal fees by July 28, 2011. Subsequent to the modified letter agreement of July 13, 2011, the Company made rent and legal expense payments to the lessor totaling $31,263 and vacated the premises prior to September 30, 2011. The Company also surrendered its $39,000 deposit to the lessor upon vacating the premises.

On April 4 2012, a former human resources coordinator at the Company filed suit against the Company and its subsidiaries in the Superior Court of California, West District Beverly Hills Courthouse, for unpaid severance stemming from a November 12, 2010 severance agreement between the Company and the former Human Resources coordinator. Pursuant to the terms of the November 12, 2010 agreement, the Company was to pay a total of $30,000 in $1,000 monthly payments over 30 months commencing on December 15, 2010. As of September 21, 2012, the Company has not made any of the payments pursuant to the severance agreement and the Company intends to defend against the severance claim made by the former human resources coordinator.

On June 7, 2012, a media subcontractor filed suit in the small claims division of the Superior Court of California, County of Los Angeles, West District in Santa Monica pursuant to the terms of a services subcontract dated February 29, 2012. The Company defended in this action and attempted to negotiate a rescheduling of the subcontracted work. On July 7, 2012, judgment was rendered in favor of the media subcontractor in the amount of $4,585 plus costs of $50.

On August 9, 2012, the Company settled litigation with the holder of a $150,000 note bearing interest at 10% which was in default at December 31, 2011. Under the terms of the settlement, the Company will pay the note holder $300,000 with 8% interest accruing on the unpaid balance. The Company made two payments of $25,000 on August 13, 2012 and will make nine additional quarterly payments of $30,000 commencing on October 1, 2012 and continuing through October 1, 2014. A final payment of $4,265 is due on January 1, 2015. In the event of any default of this settlement agreement, the note holder can enter a stipulated judgment against the Company, and CEO Barry Schwartz and President, Lisa Bershan, as individuals, in the amount of $1,197,190.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

	2011		2010
	High	Low	High	Low
First Quarter	$0.045	$0.006	$0.130	$0.060
Second Quarter	$0.030	$0.010	$0.120	$0.051
Third Quarter	$0.020	$0.001	$0.075	$0.035
Fourth Quarter	$0.005	$0.001	$0.070	$0.200

Dividends

The Company has never declared or paid a cash dividend to stockholders. The board of directors presently intends to retain any earnings, which may be generated in the future to finance Company operations.

Capital Stock

All American Pet Company, Inc. was initially organized under the laws of the State of New York (“All American Pet Company, Inc. NY”) in February 2003. In January 2006, All American Pet Company, Inc. NY merged into All American Pet Company, Inc. a Maryland corporation (“All American Pet Company, Inc. MD”). All American Pet Company, Inc. MD was formed under Maryland law on January 4, 2006 with 50,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. On October 13, 2009, All American Pet Company, Inc., MD, held a stockholders’ meeting and the stockholders voted to increase the authorization of common stock from 50,000,000 shares to 250,000,000 shares.  On February 28, 2011 the All American Pet Company, Inc. Maryland held a stockholders meeting and voted to increase the authorized number of $0.001 par value Common stock from 250,000,000 to 500,000,000. In June 2012, All America Pet Company Inc. merged into a Nevada Corporation, (“All American Pet Company, Inc. NV”). Concurrent with the merger into All American Pet Company, Inc. NV, the Board of Directors voted to increase the authorized number of common shares outstanding to 1,000,000,000.

Private Offerings of Common Shares

During the year ended December 31, 2011, the Company received and accepted subscriptions for 608,442,000 shares of common stock at $0.01 per share. The sale of equity securities resulted in a capital increase of $608,442, before offering costs of $80,079. The Company recorded a $569,642 common stock payable on its books at December 31, 2011 to reflect the value of the $411,942 of common shares not yet issued and $157,700 of common stock value earned by various consultants during the year ending December 31, 2011. As of December 31, 2011 there were 254,804,866 shares of common stock outstanding.

Conversion of Preferred Stock to Common Stock

In February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock.  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders (the "Releases") from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales are still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company will issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000. This agreement was extended on May 25, 2010 to August 31, 2010 with an agreement to issue an additional 1,000,000 shares as compensation for the extension and 3,000,000 were issued on May 26, 2010 based on the terms of the original agreement that called for the shares to be issued if the value was not paid on or before June 15, 2010.  During the nine months ended September 30, 2010, the Company recorded an $800,000 share guarantee expense to account for the obligation described above.  The June 1, 2010 amendment to the March 7, 2009 agreement was amended to extend the liquidation period to achieve the $800,000 guaranteed liquidation value to March 31, 2011.  The Company issued an additional 2,000,000 shares of Common stock as the fee for this extension.  As of December 31, 2011, the share guarantee liability totaled $600,000.

Warrants Issued with Shares of Common Stock

There were no warrants issued in 2011 and 2010.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for the year ended December 31, 2011 and 2010 is as follows:

	Number of Units	Weighted- Average Exercise Price Per Share

Outstanding at December 31, 2009	10,237,031	0.16
Expired in 2010	3,437,031
Outstanding at December 31, 2010	6,800,000	0.16
Expired in 2010	1,800,000
Outstanding at December 31, 2011	5,000,000	0.16

Stock Receivable

The Company has moved forward with settling former employee litigation. See Item 1 of Part II. On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee. On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments of $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee. At December 31, 2011, common stock receivable was $142,000.

Common Shares to Vendors and Consultants

During the year ended December 31, 2010, the Company issued 72,228,830 shares of common stock valued at $4,286,910 to various consultants and professionals for services rendered and to be rendered. Since some the shares were issued for services to be performed over a period of time the Company recorded as prepaid expenses and the value is amortized over the service period. All restricted trading shares were valued based on the price of the ongoing private placement. All free trading shares were valued on these issuances based on the market price of the shares as quoted on the primary quotation service where the shares are traded on the date of issue. Shares were issued at prices ranging from $0.04 per share to $0.12 per share. Of the total shares issued, the Company issued 2,250,000 shares of its restricted common stock valued at $135,000 to pay finder’s fees for referred funding sources. Of the total shares issued, the company negotiated to pay accrued fees to two marketing consultants with shares of restricted common stock. The Board of Directors authorized the transaction on April 7, 2010.  Accrued fees of $6,693 were converted to 334,628 shares of common stock and $59,554 in accrued fees was converted to 2,977,714 shares of common stock.

During the year ending December 31, 2010 the Company issued 6,000,000 shares of common stock to two individuals related to the conversion of preferred stock to common stock described above.  The fair value of the shares was $400,000.  See paragraph above titled “Conversion of Preferred Stock to Common Stock”.

In addition to the shares issued for cash the Company also used shares to pay for services to retain working capital in the year ending December 31, 2010.  The Company issued 11,000,000 shares of its Common stock at a price of $.06 per share valued at $540,000 on September 30, 2010 to pay for talent, production costs and media time for a series of video advertisements to promote the launch of its products and build brand recognition for the Company and its products. The Company issued 2,500,000 shares of Common stock on September 30, 2010 for technical production expertise to consultants at a price of $.06 per share valued at $150,000.  The Company issued 2,750,000 shares of its Common stock for distribution and manufacturing advisors in the European Community at a price of $.06 per shares for a value of $165,000.  The Company issued 7,000,000 for financial advisory and public relations services from advisors in the European Community in September of 2010 at a price of $.06 per share for a value of $420,000. The Company issued 4,500,000 shares of Common stock to reimburse the Company’s sales and distribution licensee for the costs of delays experienced by the Company in being able to deliver its products.  The shares were issued to cover the settlement of these expenses for the 12 months ending December 31, 2010 in the amount of 4,500,000 shares at $.06 per share valued at $270,000.  AAP Sales and Distribution Inc.’s operations have been consolidated with All American Pet Company Inc, based on accounting guidelines for Variable Interest Entities.  Shares were issued to the Company’s marketing consultant based on converting $80,000 of debt to 2,000,000 shares of Common stock.  The Company issued 3,000,000 shares as a distributor fee for the distribution agreement for sales in the New York Tri-state area in the amount of 3,000,000 shares of Common stock the price was $.06 per shares and valued at $180,000.

During the year ended December 31, 2011 the Company did not issue restricted shares of common stock to consultants, vendors and/or professionals for services rendered. The Company has recorded a Common stock payable in the amount of $157,500 at December 31, 2011 for the value of services rendered to the Company that are to be paid in common stock.

Related Party Transactions

On April 5, 2010, a former officer converted a note in the amount of $16,176 to 808,793 shares of restricted Common stock.  The fair value of the shares was $48,528 and the difference of $32,352 was charged to interest expense.

On April 8, 2010, the Board of Directors reached an agreement with certain officers of the Company to convert their past due accrued salary to shares of common stock.  Lisa Bershan, President, converted $90,645 in accrued salary to 4,532,267 shares, the former CFO converted $30,000 to 1,500,000 shares of common stock, and Barry Schwartz, CEO, converted $93,400 in accrued salary to 4,669,986 shares of common stock.

There were no related party transactions in the year ending December 31, 2011 other than deferred officer salary transactions.

On March 6, 2012, the Board of Directors authorized the Company to execute a Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with CEO Barry Schwartz and President, Lisa Bershan. The Grid note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. Neither Mr. Schwartz nor Ms. Bershan has advanced capital under the terms of the grid note as of September 21, 2012.

On April 30, 2012, subsequent to the balance sheet date, the Board of Directors approved salary advances not to exceed $250,000 for Mr. Schwartz and Ms. Bershan in 2012, The Board of Directors requires that all salary advances are repaid in full before any transactions pursuant to the grid note are consummated. The Company made salary advances to Mr. Schwartz and Ms. Bershan, which the balance of officer advances as of September 21, 2012 is $332,299.

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

During the year ended December 31, 2010 there were 19,750,000 shares issued under the Plan. In the year ending December 31, 2011, no common shares were issued under the Plan.

ITEM 6.  SELECTED FINANCIAL DATA

Pursuant to item 301(e) of Regulation S-K smaller reporting companies are not required to provide the information required by this section.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

Liquidity, Capital Resources and Going Concern

Our liquidity requirements arise principally from our working capital needs, including the cost of goods, inventory, marketing and payroll and general and administrative costs. In the future we intend to fund our liquidity requirements through a combination of cash flows from operations and external financings.

Our principal sources of liquidity have been sales of equity securities and borrowings. To meet our current requirements to operate, the Company has sold common stock and is currently attempting to undertake the sale of additional equity securities. As new funds are obtained, our principal uses of capital would be to meet our operating requirements, production, marketing and advertising expenditures, and make investments in inventory. Additional cash could be used to reduce past due taxes and other debts and payables. Until cash generated from operations is sufficient to satisfy our future liquidity requirements, we will be investigating purchase order and accounts receivable funding from different sources, as well as other sources of capital. We will also be looking to seek equity capital through the issuance of additional common stock with other round(s) of funding. As of December 31, 2011, there were no commitments or other known sources for this funding. Subsequent to the balance sheet date, the Company’s founders, CEO Barry Schwartz and President Lisa Bershan committed to provide up to $1,000,000 in funding to the Company, in the form of a grid note convertible into common stock at $0.0022 per common share. If these funds are obtained, it would result in additional dilution to our stockholders.

Because of our lack of funding and limited ability to adequately market our products, the Company has experienced slotting fees in excess of gross sales, and incurred high costs in manufacturing and marketing our products. As a result, we have experienced large operating losses and negative cash flow. We have funded our operations primarily through the issuance of equity securities and debt. Additional capital infusions will be needed to manufacture, distribute and promote our products, sustain operations and make payments and settlements of existing debts and obligations. We believe that our future profitability will depend on the commercial and consumer acceptance of our products, effective marketing strategies, efficient production and proper execution of our business plan, as to all or any of which no assurance can be given. Additionally, success with our external financing strategies will be needed to effectuate our business plans. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential, particularly for newly introduced products, is unproven. Furthermore, there can be no assurance that our external financing strategies will yield any capital or the amount of capital necessary to execute our business plan.

In their report in connection with our 2011 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we incurred a net loss of $2,366,832 and a negative cash flow from operations of $608,244 for the year ended December 31, 2011, and had a working capital deficit of $4,733,192 and a stockholders' deficit of $5,010,050, these matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Year Ended December 31, 2011 compared with the Year Ended December 31, 2010

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for years ended December 31, 2011 and December 31, 2010 included in this Annual Report.

For the year ending December 31, 2011, gross sales decreased by $86,872 as sales of both Grrr-nola® Natural Dog Food and Chompions® were suspended in the year ending December 31, 2011. Net sales declined from $20 in the year ended December 31, 2011 to ($82,153) as slotting fees decreased from ($146,578) in the year ending December 31, 2010 to ($141,879) in the year ending December 31, 2011. Cost of goods sold decreased from $101,349 to $58,670 in the year ending December 31, 2011, consistent with the suspension of product sales in the year ending December 31, 2011.

For the year ending December 31, 2011, sales and marketing expenses decreased by $696,201, from $1,113,409 in the year ending December 31, 2010 to $417,208 in the year ending December 31, 201. The decrease is attributable to a decrease of $530,109 in advertising and promotion, a decrease of $106,454 of consulting and research, a decrease of $62,412 in public relations and website expenses, a decrease of $31,558 in product and package development and a net increase of $34,332 in other sales and marketing activity. General and Administrative expenses were decreased by $3,744,094 from $5,256,644 in the year ended December 31, 2010 to $1,512,550 in the year ended December 31, 2011. This amount consisted of a decrease of $2,437,637 in consulting expenses, a decrease of $654,799 in legal, accounting, trademark and other professional services, a decrease of $94,837 in payroll and payroll taxes, a decrease of $85,426 in office expenses, a decrease in facilities expense of $47,170, a decrease in officer compensation of $104,676, and a net decrease of $319,549 in other general and administrative expenses.

During the year ended December 31, 2011, the Company vacated the warehouse and manufacturing facility in Nebraska City, Nebraska. Upon vacating of the facility, the company discarded the on hand product inventory as the Company had determined that the cost to store and or sell the remaining inventory exceeded the net proceeds that could be realized from an orderly disposal of this inventory. The transaction resulted in an impairment charge of $98,164 in the year ending December 30, 2011.

In the year ended December 31, 2011, the Company cancelled a capital lease of a bar forming machine and returned the equipment to the lessor. The transaction resulted in a write-down of warehouse equipment from $122,450 to $0. The Company recognized a loss on abandonment of machinery and equipment of $7,812 in the year ending December 31, 2011.

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by ITEM 8 is included on pages F-1 to F-25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engaged De Joya Griffith, LLC to audit the financial statements for each of the years ended December 31, 2011 and 2010, and review each of the three month periods ending March 31, June 30, and September 30, 2011, and 2010.

During the Company's two most recent fiscal years and the subsequent interim period through the date of engagement of De Joya Griffith, LLC, the Company did not consult De Joya Griffith, LLC regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was the subject of a disagreement.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Material Weaknesses

1.	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.	In connection with the audit of our consolidated financial statements for the year ended December 31, 2011, our independent registered accounting firm, De Joya Griffith, LLC, reported to the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control during 2011 over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011.

Material Weaknesses and Related Remediation Initiative

To remediate the material weaknesses identified above, we have done the following subsequent to December 31, 2011, which correspond to the two material weaknesses identified above.

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

We believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2012. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  ITEM 9B.   OTHER INFORMATION

On January 10, 2012, the Company executed a sublease effective January 15, 2012 for the rental of approximately 3,217 of office space to be used as the Company’s headquarters. The initial cost of the space was $5,800 per month and the term was month-to-month. The Company posted a $5,800 deposit for the use of the space. On March 16, 2012, the Company increased the square footage utilized and its monthly payment was increased, accordingly, to $7,000 per month.

On March 6, 2012, the Board of Directors authorized the Company to execute a Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with CEO Barry Schwartz and President, Lisa Bershan. The Grid note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. As of September 21, 2012, neither Mr. Schwartz nor Ms. Bershan has loaned any money under the terms of the grid note.

During the three months ended March 31, 2012, the Company converted a convertible note entered into on December 6, 2010 for the principal balance of $37,500 and $7,495 in accrued interest into 56,321,448 shares of common stock and the notes were deemed paid in full.

During the three months ended March 31, 2012, the Company converted an 8% convertible note entered into on February 11, 2011 for the principal balance of $75,000 and $12,740 of accrued interest into 76,856,713 shares of common stock and the notes were deemed paid in full.

On April 4 2012, a former human resources coordinator at the Company filed suit against the Company and its subsidiaries in the Superior Court of California, West District Beverly Hills Courthouse, for unpaid severance stemming from a November 12, 2010 severance agreement between the Company and the former Human Resources coordinator. Pursuant to the terms of the November 12, 2010 agreement, the Company was to pay a total of $30,000 in $1,000 monthly payments over 30 months commencing on December 15, 2010. As of September 21, 2012, the Company has not made any of the payments pursuant to the severance agreement and the Company intends to defend against the severance claim made by the former human resources coordinator.

On April 16, 2012, the Company executed a sublease for the rental of approximately 19,000 square feet of a 33,000 square foot warehouse located at 8310 Hedge Lane Terrace, Shawnee, Kansas.  The Company utilizes the Shawnee premises for light manufacturing, business offices and warehouse storage facilities.  The Shawnee facility lease runs for a five year minimum term with monthly rent of $8,371, taxes of $2,336, insurance of $162, $110 in common area maintenance fees, plus utilities, as incurred.

On May 31, 2012, the Company unilaterally terminated a credit line offer for accounts receivable financing and a credit line offer for inventory and purchase order financing.

On June 7, 2012, a media subcontractor filed suit in the small claims division of the Superior Court of California, County of Los Angeles, West District in Santa Monica pursuant to the terms of a services subcontract dated February 29, 2012. The Company defended in this action and attempted to negotiate a rescheduling of the subcontracted work. On July 7, 2012, judgment was rendered in favor of the media subcontractor in the amount of $4,585 plus costs of $50. There was no impact on the financial statements as of December 31, 2011.

On June 11, 2012 the Board of Directors approved an increase the authorized number of $0.001 par value Common stock from 500,000,000 to 1,000,000,000.  The stockholders also approved the change of domicile of the Company from Maryland to Nevada on June 11, 2012.

On June 25, 2012, the Company filed several past due tax returns and filed an Offer in Compromise with the Internal Revenue Services in an attempt to settle past due Federal payroll taxes. The Company’s Federal tax liability, as reported by the IRS and the Company’s records as of May 4, 2012 was $714,964. The Company’s Offer in Compromise was $50,000 payable over five months. There is no assurance that the Internal Revenue Services will accept the Company’s offer in comprise and there is no assurance whatsoever that any offer less than the balance due would be accepted.

On June 26, 2012, the Company and the former Chief Financial Officer agreed to fully settle all debts and obligations of the Company payable to the former Chief Financial Officer for $65,000 payable over six months. There was no impact on the financial statements as of December 31, 2011. The Company has made its scheduled payments and as of September 21, 2012, the total outstanding balance to the former Chief Financial Officer was $30,000.

During the three months ended June 30, 2012, the Company purchased approximately $369,130 of Pawtizer™ inventory and commenced sale activity.

On July 1, 2012, the Company engaged the services of an investor relation consultant As consideration, the Company shall issue a total of 2,000,000 shares of common stock valued at the day of the engagement entered into with a monthly payment of $7,500. As of the September 21, 2012, the Company has yet issue the 2,000,000 common shares to the consultant.

On August 9, 2012, the Company settled litigation with the holder of a $150,000 note bearing interest at 10% which was in default at December 31, 2011. Under the terms of the settlement, the Company will pay the note holder $300,000 with 8% interest accruing on the unpaid balance. The Company made two payments of $25,000 each on August 13, 2012 and intends to make nine additional quarterly payments of $30,000 each commencing on October 1, 2012 and continuing through October 1, 2014. A final payment of $4,265 is due on January 1, 2015. In the event of any default of this settlement agreement, the note holder can enter a stipulated judgment against the Company, CEO Barry Schwartz and President, Lisa Bershan, as individuals, in the amount of $1,197,190.

On August 13, 2012, the Board of Directors approved a private placement offering of up to 60,000,000 shares of common stock at $0.02 per share.

On August 20, the Company committed to purchase $633,632 of extrusion equipment and $267,455 cooling system to be used in the production of Nutra Bar™ dog food bars. On September 17, 2012, the Company made an initial deposit on the equipment of $40,000. From January 1, 2012 through September 21, 2012, total purchases of manufacturing equipment were $943,270.

On August 4, 2012, the Company rented a $8,000 forklift at $725 per month for 12 months. On September 13, 2012, the Company rented a $150,000 forming machine for $5,000 per month, payable over 30 months with an option to purchase the equipment. On September 19, 2012, the Company rented a $48,950 wrapping machine for $3,875 per month with an option to purchase at $48,950 less 50% of the rental payments to date. Total minimum monthly rental payments are $9,600.

During the periods from January 1, 2012 to September 21, 2012, the Company received and accepted subscriptions for 206,590,600 shares of common stock at $0.01 per shares and 21,600,000 shares of common stock at $0.02 per shares. The sales of equity securities resulted in a capital increase of $2,844,406, less offering costs of $84,046 in cash and $476,597 for 11,385,000 shares of common stocks. As of September 21, 2012, the Company issued a total of 196,851,807 shares of common stock for cash receipt during the period.

During the periods from January 1, 2012 to September 21, 2012, the Company issued 5,500,000 shares of common stock as bonuses to employees and formal employee, 2,700,000 common shares as placement fees and 700,000 common shares were issued for services rendered to the Company.

During the periods from January 1, 2012 to September 21, 2012, the Company issued a total of 6,000,000 shares of common stock that valued at $80,000 for services rendered during the year ended December 31, 2011. The $80,000 was a reduction of the stock payable as of December 31, 2011.

During the periods from January 1, 2012 to September 21, 2012, the Company issued a total of 15,000,000 shares of common stock that valued at $150,000 for cash receipts during the year ended December 31, 2011. The $150,000 was a reduction of the stock payable as of December 31, 2011.

As of September 21, 2012, there were 614,734,834 shares of common stock issued and outstanding.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS

The following is certain information regarding our directors and executive officers:

Name	Position	Age	Director Since
Barry Schwartz	Chief Executive Officer, and Chairman of the Board of Directors	66	February 2003
Lisa Bershan	President, Secretary and Director	55	February 2003

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

Lisa Bershan became President in January of 2007. She also held the positions of Executive Vice President, Secretary and a director of the Company since its inception in February 2003. In 1978, Ms. Bershan founded Incredible Edibles, a chain of gourmet stores, which she sold in 1986 to Piedmont Specialty Foods. Ms. Bershan was the President and Chief Executive Officer of Incredible Edibles during this time and also served on its Board of Directors. From 1986 to 1994, Ms. Bershan served as Vice President and Director of Sales with Piedmont Specialty Foods where she helped launch numerous snack food products into major supermarket chains. In 1994, Ms. Bershan founded Lisa's Gourmet Snacks, where she served as President and Chief Executive Officer and marketed unique foods including the first baked chips under the Lisa's Incredible Edibles brand. In 1999, she founded Java Joint Candies, a unique caffeine enhanced product and served as its President and Chief Executive Officer until 2001. Ms. Bershan was a consultant between 2001 and the time she founded the Company in 2003.

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

To our knowledge, directors and stockholders beneficially owning 5% or greater of the outstanding shares, the Company believes that such persons have not filed pursuant to the requirements of the SEC on a timely basis.

Corporate Governance

The Company’s Code of Ethics will be provided without charge to any stockholder upon written request made to Secretary, All American Pet Company, Inc., 1880 Century Park East, Suite 1402, Los Angeles, California 90067. The information on our website is not, and shall not be deemed to be, a part of this proxy statement or incorporated by reference into this or any other filing we make with the SEC.

Because of our small size and limited resources, we do not presently have an Audit Committee, Compensation Committee or Nominating/Corporate Governance Committee.  Our board of directors consists of Mr. Schwartz, and Ms. Bershan, who are husband and wife.  Neither Mr. Schwartz, nor Ms. Bershan are independent as defined under NASDAQ Marketplace rules.  The Company intends to seek independent directors and create standing committees of the board as the Company’s growth and financial conditions warrants.

We have adopted a code of ethics that applies to our Chief Executive Officer and Principal Finance and Accounting officer or persons performing similar functions (as well as our other employees, if any, and directors).

Meetings of the Board

The Board acted by written consent 32 times during 2010 and 7 times in 2011. Mr. Schwartz and Ms. Bershan attended 100% of the aggregate number of meetings of the Board and committees on which the director served in 2010 and 2011.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Barry Schwartz,
CEO/Director	2010	$170,320	-0-	$0	-0-	-0-	-0-	$42,000	(1)	$212,320
	2011	$179,626	-0-	-0-	-0-	-0-	-0-	$26,969	(2)	$206,595

Lisa Bershan,
President/Director	2010	$170,320	-0-	$0	-0-	-0-	-0-	$42,000	(1)	$212,320
	2011	$179,626	-0-	-0-	-0-	-0-	-0-	$26,969	(2)	$206,595

(1)	Received 2,375,000 shares of common stock at $0.06 as a signing bonus in 2008
(2)	Includes $12,000 auto allowance and accrued vacation pay of $14,969.

Employment Agreements with Officers

On August 24, 2008, All American Pet executed five and one-half-year Employment Agreements with Mr. Barry Schwartz, as CEO and Director and Ms. Lisa Bershan, as President and Director. The agreements expire on January 31, 2013.

Barry Schwartz

Pursuant to the August 24, 2008 Employment Agreement, All American Pet agreed to compensate Mr. Schwartz with a starting base salary of $150,000 per year for his services.  The base salary called for increases for years of service and the base salary for 2011 was, $179,626 in addition there is transportation allowance of $12,000 per year and medical expense payments in 2011. In 2008 Mr. Schwartz received 2,375,000 shares of Common stock as a signing bonus.

 Lisa Bershan

Pursuant to the August 24, 2008 Employment Agreement, All American Pet agreed to compensate Ms. Bershan with a starting base salary of $150,000 per year for her services.  The base salary called for increases for years of service and the base salary for 2010 was, $179,626 in addition there is transportation allowance of $12,000 per year and medical expense payments in 2011. In 2008 Ms. Bershan received 2,375,000 shares of Common stock as a signing bonus.

Director Compensation

Directors currently do not receive any cash compensation for serving on the Board of Directors, or for any other services rendered to the Company in their capacity as a director of the Company, but are reimbursed for expenses they incur in connection with their attendance.

Certain Relationships and Related Transactions

As of December 31, 2011 and 2010, the Company owed a total of $0 and $0, respectively, to the officers of the Company for reimbursement of expenses.

As of December 31, 2011 and 2010, the Company owed a total of $47,446 and $40,625, respectively, to the officers of the Company for accrued salaries.

On March 6, 2012, the Board of Directors authorized the Company to execute a Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with CEO Barry Schwartz and President, Lisa Bershan. The Grid note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. Neither Mr. Schwartz nor Ms. Bershan has advanced capital under the terms of the grid note as of September 21, 2012.

On April 30, 2012, subsequent to the balance sheet date, the Board of Directors approved salary advances not to exceed $250,000 for Mr. Schwartz and Ms. Bershan in 2012, The Board of Directors requires that all salary advances are repaid in full before any transactions pursuant to the grid note are consummated. The Company made salary advances to Mr. Schwartz and Ms. Bershan, which the balance of officer advances as of September 21, 2012 is $332,299.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2011 by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer of the Company individually and (iii) all directors and executive officers of the Company as a group:

Name and address of beneficial owner(1)	Amount of Beneficial Ownership(2)	Percent of Class (3)
5% Holders
Barry Schwartz (2)	20,437,363	7.58%
Lisa Bershan (2)	17,432,639	6.47%
Perfekt Beteeiligun Mgmt GmbH	18,000,000	6.68%
Directors and Officers
Barry Schwartz (2) (4) 1880 Century Park East Los Angeles, CA 90067	20,437,363	7.58%

Lisa Bershan (2) (4) 1880 Century Park East Los Angeles, CA 90067	17,432,639	6.47%

All executive officers and directors as a group (two persons).	37,870,002	14.05%

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within 60 days following December 31, 2011 from options, warrants, convertible securities or similar obligations.

(3) Percentage ownership is based on 269,486,179 shares of common stock outstanding on December 31, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(4)   Mr. Schwartz and Ms. Bershan are husband and wife and each disclaims beneficial ownership of the shares owned by the other.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 5, 2010, an officer converted a note in the amount of $16,176 to 808,793 shares of restricted Common stock. The fair value of the shares was $48,528 and the difference of $32,352 was charged to interest expense.

On April 8, 2010, the Board of Directors reached an agreement with certain officers of the Company to convert their past due accrued salary to shares of common stock. Lisa Bershan, President, converted $90,645 in accrued salary to 4,532,267 shares, the former CFO converted $30,000 to 1,500,000 shares of common stock, and Barry Schwartz, CEO, converted $93,400 in accrued salary to 4,669,986 shares of common stock.

 Director Independence

Our Board of Directors is made up of Barry Schwartz and Lisa Bershan, who are husband and wife. Mr. Schwartz serves as the Company's Chief Executive Officer and Chief Financial and Accounting Officer and Ms. Bershan serves as the President.  Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). The Board has determined that neither Mr. Schwartz nor Ms. Bershan is independent as defined under NASDAQ Marketplace rules.

ITEM 14. PRINCIPAL ACOUNTING FEES AND SERVICES

De Joya Griffith, LLC served as All American Pet’s independent registered public accounting firm for fiscal year 2011 and 2010. Representatives from that firm were not present at the meeting of stockholders.

Aggregate fees billed to All American Pet for the year ending December 31, 2011 by De Joya Griffith, LLC were as follows:

(1) Audit Fees

The aggregate fees billed for professional services rendered by De Joya Griffith, LLC, for the audit of our annual financial statements Form 10-K and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended December 31, 2011 were $38,000.

(2) Tax Filing Related Fees

The aggregate fees billed by De Joya Griffith, LLC and Hawkins Accounting for professional services rendered for tax related for fiscal years ended December 31, 2011 and December 31, 2010 were $0 and $0.

(4) Any Other Fees

The aggregate fees billed by De Joya Griffith, LLC for professional services rendered for other services for fiscal years ended December 31, 2011 and December 31, 2010 were $500 and $500.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

Financial Statements:

(i) The consolidated financial statements of All American Pet Company, Inc. under Item 8 of this Annual Report are listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

(b) Exhibits:

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

4.2	Specimen Series A Preferred Stock Certificate.		10-KSB	12/31/06	4.2	07/17/07

4.3	Agreement, effective November 30, 2005, by and between the Company and Nortia Capital Partners, Inc.		SB-2/A-3		4.3	12/28/06

10.1	Equipment Lease Agreement dated March 8, 2006 by and between Bev-Lin Enterprises, Inc. and All American Pet		SB-2		10.1	06/23/06

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.2	Form of Subscription Agreement.		SB-2		10.2	06/23/06

10.3	Letter Agreement with L. Phillips Brown.		SB-2		10.3	06/23/06

10.4	Lease Agreement dated January 18, 2005 for rental of office premises.		SB-2		10.4	06/23/06

10.5	Lease Agreement dated March 6, 2006 for rental of warehouse space.		SB-2/A-3		10.5	12/28/06

10.6	Loan Agreement dated as of April 27, 2004, by and between the Company and George LaCapra.		SB-2		10.6	06/23/06

10.7	Broker Agreement dated August 1, 2006 between Crossmark, Inc. and All American Pet Company, Inc.		SB-2		10.7	06/23/06

10.8	Loan Agreement dated as of August 29, 2006 by and between the Company and Barry Schwartz.		10-KSB	12/31/06	10.8	07/17/07

10.9	Loan Agreement dated as of October 10, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.9	07/17/07

10.10	Loan Agreement dated as of October 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.10	07/17/07

10.11	Loan Agreement dated as of November 7, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.11	07/17/07

10.12	Loan Agreement dated as of November 21, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.12	07/17/07

10.13	Loan Agreement dated as of December 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.13	07/17/07

10.14	Lease Agreement Dated July 21, 2008 - Rental agreement for new office space.		10-K	12-31-09	10.14	8-19-10

10.15	Standard Sublease dated July 21, 2008		10-K	12-31-09	10.15	8-19-10

10.16	Addendum No. 1 to Standard Sublease dated July 21, 2008		10-K	12-31-09	10.16	8-19-10

10.17	Debt Conversion Agreement – Barry Schwartz – Dated June 20, 2008		10-K	12-31-09	10.17	8-19-10

10.18	Debt Conversion Agreement – Lisa Bershan – Dated June 20, 2008		10-K	12-31-09	10.18	8-19-10

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.19	Employment Agreement – Barry Schwartz – Dated August 24, 2008		10-K	12-31-09	10.19	8-19-10

10.20	Employment Agreement – Lisa Bershan – Dated August 24, 2008		10-K	12-31-09	10.20	8-19-10

10.21	Warrant Agreement – Barry Schwartz – Dated August 24, 2008		10-K	12-31-09	10.21	8-19-10

10.22	Warrant Agreement – Lisa Bershan – Dated August 24, 2008		10-K	12-31-09	10.22	8-19-10

10.23	Asher Enterprises Inc. Convertible Note Dated May 4, 2010	X
		X
10.24	Asher Enterprises Inc. Convertible Note Dated June 15. 2010	X
10.25	Asher Enterprises Inc. Convertible Note Dated August 27, 2010	X
10.26	Asher Enterprises Inc. Convertible Note Dated December 6, 2011	X
10.27	Asher Enterprises Inc. Convertible Note Dated February 11, 2011	X
31	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 2, 2012	By:	/S/ BARRY SCHWARTZ

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/S/ BARRY SCHWARTZ Barry Schwartz	Chairman of the Board, Chief Executive Officer	October 2, 2012

/S/ LISA BERHSAN Lisa Bershan	President, Director	October 2, 2012

ALL AMERICAN PET COMPANY, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

All American Pet Company, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of All American Pet Company, Inc. & Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2011. All American Pet Company, Inc. & Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American Pet Company, Inc. & Subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

September 27, 2012

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052 Telephone (702) 563-1600 ● Facsimile (702) 920-8049 www.dejoyagriffith.com

ALL AMERICAN PET COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$2,396	$114
Inventory	-	136,806
Prepaid expenses	96,154	775,415
Total current assets	98,550	912,335
Machinery and equipment, net	2,542	125,977
Other assets	5,800	42,300
TOTAL ASSETS	$106,892	$1,080,612

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$97,070	$91,496
Accounts payable	2,145,668	1,729,340
Accounts payable due to former officer	196,912	85,193
Current portion contest prize	93,333	60,000
Settlement and judgments payable	231,480	142,921
Current portion of capital lease obligation	-	40,032
Share guarantee liability	600,000	600,000
Accrued officers salaries	57,070	40,625
Deferred rent	-	3,060
Accrued payroll taxes	797,422	764,335
Notes payable, net of debt discount	392,000	327,908
Accrued interest	220,787	182,000
Total current liabilities	4,831,742	4,066,910
Long-term liabilities:
Net present value contest prize obligation	285,200	297,517
Employee settlement payable	-	16,383
Employee severance payable	-	18,000
Capital lease obligation	-	47,519
Total long-term liabilities	285,200	379,419
TOTAL LIABILITIES	5,116,942	4,446,329

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common stock, $0.001 par value Authorized 250,000,000 shares issued and outstanding December 31, 2011 (254,804,866) and Decemeber 31, 2010 (221,213,571)	254,805	221,214
Additional paid-in capital	15,588,999	15,379,733
Common stock payable	569,642	-
Common stock receivable	(142,000)	(52,000)
Accumulated deficit	(20,933,116)	(18,717,315)
Non-controlling interest	(348,380)	(197,349)
Total Stockholders deficit	(5,010,050)	(3,365,717)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$106,892	$1,080,612

See Accompaniyng Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	Years Ended December 31,
	2011	2010

Revenue	$59,726	$146,598
Slotting fees	(141,879)	(146,578)
Net sales	(82,153)	20

Cost of goods sold	58,670	101,349
GROSS LOSS	(140,823)	(101,329)

OPERATING EXPENSES
Sales and marketing	417,208	1,113,409
General and administrative	1,512,550	5,256,644
Impairment of inventory	98,163	-
Loss on abandonment of machinery and equipment	7,812	-
TOTAL OPERATING EXPENSES	2,035,733	6,370,053

LOSS FROM OPERATIONS	(2,176,556)	(6,471,382)

OTHER EXPENSE/(INCOME)
Gain on forgiveness of debt	-	(94,475)
Interest expense	89,148	262,818
Stock guaranty expense	-	1,000,000
Debt discount amortization	101,128	65,099
TOTAL OTHER EXPENSE	190,276	1,233,442

LOSS BEFORE TAXES	(2,366,832)	(7,704,824)

Provision for income taxes	-	(800)
NET LOSS	(2,366,832)	(7,705,624)

Net loss attributable to noncontrolling interest	151,031	265,849

NET LOSS ATTRIBUTABLE TO ALL AMERICAN PET COMPANY, INC.	$(2,215,801)	$(7,439,775)

BASIC LOSS PER COMMON SHARES	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC)	233,288,191	144,422,215

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Years Ending December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,366,832)	$(7,705,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for income taxes	-	800
Depreciation and amotization	985	983
Impairment of inventory	98,894	-
Amortization of contest prize	21,016	4,517
Amortization of finance cost	-	57,788
Loss on abandonment of machinery and equipment	7,812	-
Amortization of debt discount	101,128	65,100
Gain on debt forgiveness	-	(94,475)
Common stock issued as additional financing cost	-	196,292
Common stock issued for officer compensation	-	368,090
Common stock issued for services	845,761	3,600,953
Common stock issued for employee bonus	-	3,000
Non-cash stock guarantee and extention expense	-	1,000,000
(Increase) decrease in:
Inventory	37,912	(136,076)
Other assets	36,500	(3,300)
Increase (decrease) in:
Accounts payable	420,222	302,982
Accounts payable- related party	111,719	195,193
Accrued officer/consulting salaries	16,445	60,933
Accrued payroll taxes	33,087	110,588
Deferred rent	(3,060)	3,060
Accrued interest	65,991	17,555
Employee severance	(35,824)	30,000
NET CASH USED IN OPERATING ACTIVITIES	(608,244)	(1,921,641)

CASH FLOW (USED) FROM INVESTING ACTIVITIES
Equipment purchases	-	(11,100)
NET CASH FLOW USED BY INVESTING ACTIVITIES	-	(11,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	5,574	91,496
Capital lease	-	(23,799)
Proceeds from notes payable-others	75,000	137,500
Repayment of notes payable-other	-	(35,000)
Repayment of notes payable-officer	-	(4,300)
Payment settlement obligation	-	(16,765)
Proceeds from sale of common stock	529,952	1,782,715
NET CASH PROVIDED BY FINANCING ACTIVITIES	610,526	1,931,847

Decrease in cash and cash equivalents	2,282	(894)
Cash at beginning of period	114	948
CASH AT END OF PERIOD	$2,396	$54

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income Taxes	$-	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as additional financing cost	$-	$329,625
Common stock issued for officer compensation	$-	$368,090
Common stock issued for services	$-	$312,167
Common stock issued for employee bonus	$-	$3,000
Conversion of debt for shares of common stock	$116,047	$76,293

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

STATEMENT OF SHAREHOLDERS' DEFICIT

(AUDITED)

	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	COMMON STOCK SUBSCRIPTION RECEIVABLE	COMMON STOCK PAYBLE	COMMON STOCK RECEIVABLE	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' DEFICIT

BALANCE AT
31-Dec-09	96,024,013	$96,024	$8,329,903	$70,000	-	-	$(11,277,540)	-	$(2,921,613)

Conversion of note payable- unrelated party	3,553,598	3,553	72,739	-	-	-	-	-	76,292

Conversion of note payable- related party	808,793	809	47,719	-	-	-	-	-	48,528

Stock issued for employee bonus	50,000	50	2,950	-	-	-	-	-	3,000

Stock issued for consulting fee to various vendors	25,928,830	25,929	1,755,981	-	-	-	-	-	1,781,910

Stock issued to various vendors prior to services rendered	40,400,000	40,400	2,198,600	-	-	-	-	-	2,239,000

Stock issued through private placement	31,647,084	31,648	1,612,568	(70,000)	-	-	-	-	1,714,216

Stock issued for officer compensation	9,202,253	9,202	542,933	-	-	-	-	-	552,135

Stock issued to settle accounts payable with related party	3,500,000	3,500	106,500	-	-	-	-	-	110,000

Stock issued to settle accrued liabilities and accounts payable	2,400,000	2,400	153,600	-	-	-	-	-	156,000

Stock issued for interest expense	1,699,000	1,699	162,241	-	-	-	-	-	163,940

Stock issued for share guarantee	6,000,000	6,000	394,000	-	-	-	-	-	400,000

Common stock receivable	-	-	-	-	-	(52,000)	-	-	(52,000)

Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(197,349)	(197,349)

Net loss	-	-	-	-	-	-	(7,439,775)	-	(7,439,775)
BALANCE AT
31-Dec-10	221,213,571	$221,214	$15,379,733	-	-	$(52,000)	$(18,717,315)	$(197,349)	$(3,365,717)

Conversion of note payable- unrelated party	12,741,295	12,741	103,306	-	-	-	-	-	116,047

Stock issued through private placement, net offering costs	19,650,000	19,650	86,677	-	-	-	-	-	106,327

Stock issued as placement fees	1,200,000	1,200	1,200	-	-	-	-	-	2,400

Common stock payable	-	-	-	-	587,725	-	-	-	587,725

Common stock receivable	-	-	-	-	-	(90,000)	-	-	(90,000)

Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(151,031)	(151,031)

Net loss	-	-	-	-	-	-	(2,215,801)	-	(2,215,801)
BALANCE AT
31-Dec-11	254,804,866	$254,805	$15,570,916	-	$587,725	$(142,000)	$(20,933,116)	$(348,380)	$(5,010,050)

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

All American Pet Company, Inc. (“AAPT”) is a developer and marketer of innovative pet wellness products including super-premium dog foods and antibacterial wipes. In 2010 and 2011, AAPT produced, marketed, and sold two super-premium dog foods under the brand names Grrr-nola® Natural Dog Food and Chompions®. Both Grrr-nola® Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon. The Company has launched its line of Pawtizer™ pet wipes and spray, the pet care industry’s first alcohol-free anti-bacterial dog cleaner. The Company has also announced and is preparing to market its Mutt™ Great Food for Great Dogs super-premium dry kibble dog food, and its Nutra Bars™ line of portable, convenient and functional, super-premium 4 ounce dog food bars. Each 4 ounce bar has a kcal equivalent of 8 ounces of super-premium dry dog food.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred consistent losses and has a negative stockholders' equity. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $2,366,832, used $608,244 cash for operations in for the year ended December 31, 2011, had a working capital deficit of $4,733,192 and total stockholders’ deficit of $5,010,050 as of December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of All American Pet Company, Inc. (a Nevada corporation), and its wholly-owned subsidiaries All American PetCo., Inc (a Nevada corporation), All American Pet Brands, Inc. (a Nevada corporation) and AAP Sales and Distribution, Inc. (a Nevada corporation).  AAP Sales and Distribution, Inc. is considered a variable interest entity.  All significant inter-company balances and transactions have been eliminated.  All American Pet Company, Inc., All American PetCo, Inc., All American Pet Brands, Inc., and AAP Sales and Distribution Inc., will be collectively referred to herein as the “Company”.

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Earnings (Loss) Per Share

Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding.  The weighted average number of common stock outstanding was 233,288,191 and 144,422,215 for the twelve months ended December 31, 2011 and 2010, respectively. Net loss per share and diluted net loss per share are the same for all periods presented.

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

Inventories

Inventories consist of raw materials, packaging supplies and finished goods and are valued at the lower of cost or market.

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

Reclassifications

Certain amounts in the balance sheets for the year ended December 31, 2011 have been reclassified to be consistent with the current year presentation. Settlement and judgment payable previously separated as current portion of settlement payable and current portion employee severance payable in the balance sheets. The reclassification had no impact on the Company’s financial condition, results of operations or cash flows.

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

We have determined that we are the primary beneficiary of AAPSD as our interest in the entity is subject to variability based on results from operations and changes in the fair value. During the year ended December 31, 2011 and 2010, all operations of AAPSD are included in the consolidated financial statements. Therefore, for the year ending December 31, 2011, sales of $59,726 to AAPSD are offset by $141,879 in slotting fees, resulting in negative net sales of $82,153 as a result of the consolidation.

The results of operations for AAPSD have been included in the financial statements of the Company. The unaudited financial position of AAPSD at December 31, 2011 is as follows:

Total Assets	$-
Total Liabilities	(348,380)
Total Stockholders’ Deficit	348,380

3. INVENTORY

Inventory consists of the following:

	December 31, 2011	December 31, 2010
Raw materials	$-	$48,250
Work in process	-	-
Finished goods	-	88,556
	$-	$136,806

During the year ended December 31, 2011, the Company vacated the warehouse and manufacturing facility in Nebraska City, Nebraska. Upon vacation of the facility, the company discarded the on hand product inventory as the Company had determined that the cost to store and or sell the remaining inventory exceeded the net proceeds that could be realized from an orderly disposal of this inventory The transaction resulted in an impairment charge of $98,164 in the year ending December 30, 2011.

4. MACHINERY AND EQUIPMENT

Machinery and equipment consists of the following:

	December 31, 2011	December 31, 2010
Computer equipment and software	$27,095	$27,094
Warehouse	-	122,450
Total	27,095	149,544
Less: Accumulated depreciation	(24,552)	(23,567)
	$2,542	$125,977

In the year ended December 31, 2011, the Company cancelled a capital lease of a bar forming machine and returned the equipment to the lessor. The transaction resulted in a write-down of warehouse equipment from $122,450 to $0. The Company recognized a loss on abandonment of machinery and equipment of $7,812 in the year ending December 31, 2011.

Depreciation expense for the years ended December 31, 2011 and 2010 was $915 and $264, respectively.

5. PAYROLL TAXES

The Company did not make certain filings and payments of required federal and state payroll taxes. The Company has provided an estimate for any possible penalty assessments and interest.   The collective amount of payroll taxes, interest and penalties due at December 31, 2011 and December 31, 2010 totaled $797,422 and $764,335, respectively.

6.  NOTES PAYABLE

Notes payable consists of the following:

	December 31,	December 31,
	2011	2010
Notes Payable – Non-Related Parties. Interest at 10% per annum. Interest and principle due on demand	$150,000	$150,000
Notes Payable, Other – In default, interest due at 15% per annum	50,000	50,000
Convertible 8% Note Payable due March 17, 2011	-	56,018
Convertible 8% Note Payable due May 31, 2011	-	56,018
Convertible 8% Note Payable due September 8, 2011	64,000	64,000
Convertible 8% Note Payable due November 14, 2011	128,000	-
Total Notes Payable	$392,000	$376,036
Less: Debt Discount	-	(48,128)
Notes payable, net of debt discount	$392,000	$327,908

Convertible Debt

On June 15, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on March 17, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On January 3, 2011, $10,000 of the principal balance was converted into 1,098,901 shares. On January 13, 2011, $10,000 of the principal balance was converted into 1,162,791 shares. On January 19, 2011, $10,000 of the remaining principal balance and $1,200 in interest was converted into 1,454,545 shares and the note was deemed paid in full.

On August 27, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on May 31, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On March 8, 2011, $10,000 of the principal balance was converted into 1,639,344 shares. On March 22, 2011, $15,000 of the principal balance was converted into 4,285,714 shares. On June 23, 2011, the Company received a default notice from the holder of the note. The default notice was issued in regards to the Company’s failure to maintain current Securities Exchange Commission Filings. The note holder demanded accelerated payments and default interest rates as a result of this default. On September 8, 2011, the remaining $5,000 principle balance and $1,200 in interest of the 8% Note dated August 27, 2010 and due May 31, 2011, was converted into 3,100,000 shares of common stock and the note was deemed paid in full.

On December 6, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $37,500.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on September 8, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 40% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On June 23, 2011, the Company received a default notice from the holder of the note. The default notice was issued in regards to the Company’s failure to maintain current Securities Exchange Commission Filings. The note holder demanded accelerated payments and default interest rates as a result of this default. The Company did not repay or convert any of this convertible debt into common stock in the year ended December 31, 2011. During the three months ended March 31, 2012, $37,500 of the principal balance and $7,495 in accrued interest was converted into 56,321,448 shares and the note was deemed paid in full.

On February 11, 2011, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $75,000, less a $3,000 fee. The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on November 14, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 40% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On June 23, 2011, the Company received a default notice from the holder of the note. The default notice was issued in regards to the Company’s failure to maintain current Securities Exchange Commission Filings. The note holder demanded accelerated payments and default interest rates as a result of this default. The Company did not repay or convert any of this convertible debt into common stock in the year ended December 31, 2011. On February 21, 2012, $7,500 of the principal balance was converted into 8,823,529 shares. On February 27, 2012, $12,000 of the principle balance was converted into 15,000,000 shares. On March 1, 2012, $11,500 of the principal balance was converted into 15,131,579 shares. On March 7, 2012, $12,000 of the principle balance was converted into 15,189,873 shares. On March 12, 2012, $9,000 of the principal balance was converted into 8,181,818 shares. On March 14, 2012, $9,500 of the principle balance was converted into 7,307,692 shares. On February 15, 2012, the remaining $13,500 of principle balance and $12,740 in interest was converted into 7,222,222 shares and the note was deemed paid in full.

7. RELATED PARTY TRANSACTIONS

As of December 31, 2011 and 2010, the Company owed a total of $47,446 and $40,625, respectively, to the officers of the Company for accrued salaries.

On March 6, 2012, subsequent to the balance sheet date, the Board of Directors authorized the Company to execute a Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with CEO Barry Schwartz and President, Lisa Bershan. The Grid note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. Neither Mr. Schwartz nor Ms. Bershan has advanced capital under the terms of the grid note as of September 21, 2012.

On April 30, 2012, subsequent to the balance sheet date, the Board of Directors approved salary advances not to exceed $250,000 for Mr. Schwartz and Ms. Bershan in 2012, The Board of Directors requires that all salary advances are repaid in full before any transactions pursuant to the grid note are consummated. The Company made salary advances to Mr. Schwartz and Ms. Bershan, which the balance of officer advances as of September 21, 2012 is $332,299.

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

Sales of Common Stock

During the year ended December 31, 2011, the Company received and accepted subscriptions for 608,442,000 shares of common stock at $0.01 per share. The sale of equity securities resulted in a capital increase of $599,642, before offering costs of $72,090. The Company recorded a $569,642 common stock payable on its books at December 31, 2011 to reflect the value of the $403,142 of common shares not yet issued for cash receipt and $166,500 of common stock value earned by various consultants during the year ending December 31, 2011. As of December 31, 2011, there were 254,804,866 shares issued and outstanding.

Conversion of Preferred Stock to Common Stock

On February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock.  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders (the Releases) from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company is obligated to issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000. This agreement was extended on May 25, 2010 to August 31, 2010 with an agreement to issue an additional 1,000,000 shares as compensation for the extension and 3,000,000 were issued on May 26, 2010 based on the terms of the original agreement that called for the shares to be issued if the value was not paid on or before June 15, 2010.  During the year ended December 31, 2010, the Company recorded $1,000,000 as share guarantee expense to account for the obligation described above.  The June 1, 2010 amendment to the March 7, 2009 agreement was amended to extend the liquidation period to achieve the $800,000 guaranteed liquidation amount to March 31, 2011.  The Company issued an additional 2,000,000 shares of Common stock as the fee for this extension at $0.06 per share for a total of $120,000. As of December 31,, 2011, the share guarantee liability remained at $600,000.

A summary of the Company’s outstanding warrants and activity for the year ended December 31, 2011 and 2010 is as follows:

	Number of Units	Weighted- Average Exercise Price Per Share

Outstanding at December 31, 2009	10,237,031	0.16
Expired in 2010	3,437,031
Outstanding at December 31, 2010	6,800,000	0.16
Expired in 2010	1,800,000
Outstanding at December 31, 2011	5,000,000	0.16

Common Stock Receivable

On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 per month over a 27 month period. The Company made two payments totaling $3,242 in the year ended December 31, 2011. The escrow agent is obligated to return all of the shares to the Company once all of the payments are made to the former controller.  The balance of the settlement payable and common stock receivable pertaining to the former controller at December 31, 2011 was $31,432 and $52,000, respectively. See Note 9 - Litigation and Judgments below.

On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former salesperson in which the former sales person would return 750,000 shares of Company stock valued at $90,000 in exchange for payments totaling of $92,069 over a 14 month period. The Federal Bankruptcy trustee has agreed to return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Bankruptcy Trustee received $2,069 in the year ending December 31, 2011 from monies levied by the Los Angeles County Sherriff. The Company has recorded $90,000 as a common stock receivable for the shares being held by the bankruptcy trustee pertaining to the former salesperson. See Note 9 - Litigation and Judgments below.

Total settlements and judgments payable was $231,480 at December 31, 2011.

9. LITIGATION AND JUDGMENTS

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company has contacted the plaintiff in this matter, but no settlement agreement has been concluded. A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008. There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $60,529 as of December 31, 2011. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010. Subsequent to the balance sheet date, on July, 23, 2012, the attorneys for the accounting firm filed an action in the Circuit Court in and for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, against the Company and CEO, Barry Schwartz and President, Lisa Bershan as individuals, seeking $150,000 in principal plus 6% interest from the default date of March 19, 2010, legal fees of $49,950, arbitrator fees, a filing fee of $3,781 and a state court fee of $1,200. A grocery services company filed to substitute attorneys on its filing to collect $22,000 in fees for advertising services on February 22, 2011. The expense was incurred in 2009. The Company believes it will be settled for a nominal amount if anything based on the age of the payable. On March 11, 2011, a judgment of $2,068, plus costs of $80, was entered in small claims court in Beverly Hills, California against the Company and Mr. Schwartz and Ms. Bershan for animal training services. On July 24, 2012, the Company settled this dispute in full for $500.

On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 per month over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent has agreed to return all of the shares to the Company once all of the payments are made to the former controller. The Company has recorded $52,000 as a common stock receivable for the shares in escrow. The Company made two payments totaling $3,342 in the yearended December 31, 2011. As of December 31, 2011, the balance due the former controller was $31,432. On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former sales person would return 750,000 shares of Company stock valued at $90,000 in exchange for payments totaling $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee. The Bankruptcy Trustee received $2,069 in the three months ending March 31, 2011 from funds levied by the Los Angeles County Sherriff. The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee.

Subsequent to the balance sheet date, on April 4 2012, a former human resources coordinator at the Company filed suit against the Company and its subsidiaries in the Superior Court of California, West District Beverly Hills Courthouse, for unpaid severance stemming from a November 12, 2010 severance agreement between the Company and the former Human Resources coordinator. Pursuant to the terms of the November 12, 2010 agreement, the Company was to pay a total of $30,000 in $1,000 monthly payments over 30 months commencing on December 15, 2010. As of September 21, 2012, the Company has not made any of the payments pursuant to the severance agreement and the Company intends to defend against the severance claim made by the former human resources coordinator.

On June 7, 2012, a media subcontractor filed suit in the small claims division of the Superior Court of California, County of Los Angeles, West District in Santa Monica. The Company defended in this action and attempted to negotiate a rescheduling of the subcontracted work. On July 7, 2012, judgment was rendered in favor of the media subcontractor in the amount of $4,585.20 plus costs of $50.

On August 9, 2012, the Company settled litigation with the holder of a $150,000 note bearing interest at 10% which was in default at December 31, 2011. Under the terms of the settlement, the Company will pay the note holder $300,000 with 8% interest accruing on the unpaid balance. The Company made payments two payments of $25,000 each in August, 2012 and will make nine additional quarterly payments of $30,000 each commencing on October 1, 2012 and continuing through October 1, 2014. A final payment of $4,265 is due on January 1, 2015. In the event of any default of this settlement agreement, the note holder can enter a stipulated judgment against the Company, CEO Barry Schwartz and President, Lisa Bershan, as individuals, in the amount of $1,197,190.

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

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount of $663,500 is being amortized over 30 years with an annual cash payment of $33,333.  The Company did not make any payments in the year ending December 31, 2011. As of December 31, 2011 and 2010, $378,533 and $357,517, respectively were recorded as prize liabilities.

11. SUBSEQUENT EVENTS

On January 10, 2012, the Company executed a sublease effective January 15, 2012 for the rental of approximately 3,217 of office space to be used as the Company’s headquarters. The initial cost of the space was $5,800 per month and the term was month-to-month. The Company posted a $5,800 deposit for the use of the space. On March 16, 2012, the Company increased the square footage utilized and its monthly payment was increased to $7,000 per month.

On March 6, 2012, the Board of Directors authorized the Company to execute a Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with CEO Barry Schwartz and President, Lisa Bershan. The Grid note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 per share any time before March 6, 2013. As of September 21, 2012, neither Mr. Schwartz nor Ms. Bershan has loaned any money under the terms of the grid note.

During the three months ended March 31, 2012, the Company converted a convertible note entered into on December 6, 2010 for the principal balance of $37,500 and $7,495 in accrued interest into 56,321,448 shares of common stock and the note was deemed paid in full.

During the three months ended March 31, 2012, the Company converted a convertible note entered into on February 11, 2011 for the principal balance of $75,000 and $12,740 of accrued interest into 76,856,713 shares of common stock and the note was deemed paid in full.

On April 4, 2012, a former human resources coordinator at the Company filed suit against the Company and its subsidiaries in the Superior Court of California, West District Beverly Hills Courthouse, for unpaid severance stemming from a November 12, 2010 severance agreement between the Company and the former Human Resources coordinator. Pursuant to the terms of the November 12, 2010 agreement, the Company was to pay a total of $30,000 in $1,000 monthly payments over 30 months commencing on December 15, 2010. As of September 21, 2012, the Company has not made any of the payments pursuant to the severance agreement and the Company intends to defend against the severance claim made by the former human resources coordinator.

On April 16, 2012, the Company executed a sublease for the rental of approximately 19,000 square feet of a 33,000 square foot warehouse located at 8310 Hedge Lane Terrace, Shawnee, Kansas.  The Company utilizes the Shawnee premises for light manufacturing, business offices and warehouse storage facilities. The Shawnee facility lease runs for a five year minimum term with monthly rent of $8,371, taxes of $2,336, insurance of $162, $110 in CAM, plus utilities, as incurred.

On May 31, 2012, the Company unilaterally terminated a credit line offer for accounts receivable financing and a credit line offer for inventory and purchase order financing.

On June 7, 2012, a media subcontractor filed suit in the small claims division of the Superior Court of California, County of Los Angeles, West District in Santa Monica pursuant to the terms of a services subcontract dated February 29, 2012. The Company defended in this action and attempted to negotiate a rescheduling of the subcontracted work. On July 7, 2012, judgment was rendered in favor of the media subcontractor in the amount of $4,585 plus costs of $50. There was no impact on the financial statements as of December 31, 2011.

On June 11, 2012 the Board of Directors approved an increase the authorized number of $0.001 par value Common stock from 500,000,000 to 1,000,000,000.  The stockholders also approved the change of domicile of the company from Maryland to Nevada on June 11, 2012.

On June 25, 2012, the Company filed several past due tax returns and filed an Offer in Compromise with the Internal Revenue Services in an attempt to settle on its obligations for past due Federal payroll taxes. The Company’s Federal tax liability, as reported by the IRS and the Company’s records as of May 4, 2012 was $714,964. The Company’s Offer in Compromise was $50,000 payable over five months. There is no assurance that the Internal Revenue Services will accept the Company’s offer in comprise and there is no assurance whatsoever that any offer less than the balance due would be accepted.

On June 26, 2012, the Company and the former Chief Financial Officer agreed to fully settle all debts and obligations of the Company payable to the former Chief Financial Officer for $65,000 payable over six months. There was no impact on the financial statements as of December 31, 2011. The Company has made its scheduled payments and as of September 21, 2012, the total outstanding balance to the former Chief Financial Officer was $30,000.

During the three months ended June 30, 2012, the Company purchased approximately $369,130 of Pawtizer™ inventory and commenced sale activity.

On July 1, 2012, the Company engaged the services of an investor relation consultant As consideration, the Company shall issue a total of 2,000,000 shares of common stock valued at the day of the engagement entered into with a monthly payment of $7,500. As of the September 21, 2012, the Company has yet issue the 2,000,000 common shares to the consultant.

On August 9, 2012, the Company settled litigation with the holder of a $150,000 note bearing interest at 10% which was in default at March 31, 2011. Under the terms of the settlement, the Company will pay the note holder $300,000 with 8% interest accruing on the unpaid balance. The Company made payments two payments of $25,000 on August 13, 2012 and will make nine additional quarterly payments of $30,000 commencing on October 1, 2012 and continuing through October 1, 2014. A final payment of $4,265 is due on January 1, 2015. In the event of any default of this settlement agreement, the note holder can enter a stipulated judgment against the Company, CEO Barry Schwartz and President, Lisa Bershan, as individuals, in the amount of $1,197,190.

On August 13, 2012, the Board of Directors approved a private placement offering of up to 60,000,000 shares of common stock at $0.02 per share.

On August 20, the Company committed to purchase $633,632 of extrusion equipment and $267,455 cooling system to be used in the production of Nutra Bar™ dog food bars. On September 17, 2012, the Company made an initial deposit on the equipment of $40,000. From January 1, 2012 through September 21, 2012, total purchases of manufacturing equipment were $943,270.

On August 4, 2012, the Company rented a $8,000 forklift at $725 per month for 12 months. On September 13, 2012, the Company rented a $150,000 forming machine for $5,000 per month, payable over 30 months with an option to purchase the equipment. On September 19, 2012, the Company rented a $48,950 wrapping machine for $3,875 per month with an option to purchase at $48,950 less 50% of the rental payments to date. Total minimum monthly rental payments are $9,600.

During the periods from January 1, 2012 to September 21, 2012, the Company received and accepted subscriptions for 206,590,600 shares of common stock at $0.01 per shares and received subscriptions for 21,600,000 shares of common stock at $0.02 per shares. The sales of equity securities resulted in a capital increase of $2,844,406, less offering costs of $84,046 in cash and $476,597 for 11,385,000 shares of common stocks. As of September 21, 2012, the Company issued a total of 196,851,807 shares of common stock for cash receipt during the period.

During the periods from January 1, 2012 to September 21, 2012, the Company issued 5,500,000 shares of common stock as bonuses to employees and formal employee, 2,700,000 common shares as placement fees and 700,000 common shares were issued for services rendered to the Company.

During the periods from January 1, 2012 to September 21, 2012, the Company issued a total of 6,000,000 shares of common stock that valued at $80,000 for services rendered during the year ended December 31, 2011. The $80,000 was a reduction of the stock payable as of December 31, 2011.

During the periods from January 1, 2012 to September 21, 2012, the Company issued a total of 15,000,000 shares of common stock that valued at $150,000 for cash receipts during the year ended December 31, 2011. The $150,000 was a reduction of the stock payable as of December 31, 2011.

As of September 21, 2012, there were 614,734,834 shares of common stock issued and outstanding.

