Form 10-Q
period 2012-03-31
ALL AMERICAN PET COMPANY, INC.
filed 2012-10-02
CIK 1362502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of September 28, 2012, the Registrant had outstanding 614,734,834 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 5,000,000 shares of Common Stock.

ALL AMERICAN PET COMPANY, INC.

FOR THE THREE MONTHS ENDED

March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$690	$2,396
Prepaid expenses	84,615	96,154
Total current assets	85,305	98,550
Machinery and equipment, net	3,851	2,542
Other assets	5,800	5,800
TOTAL ASSETS	$94,956	$106,892

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$107,577	$97,070
Accounts payable	2,146,240	2,145,668
Accounts payable due to former officer	196,912	196,912
Current portion contest prize	101,666	93,333
Settlements and judgments payable	232,993	231,480
Share guarantee liability	600,000	600,000
Accrued officers salaries	20,220	57,070
Accrued payroll taxes	826,549	797,422
Notes payable, net of debt discount	200,000	392,000
Accrued interest	228,287	220,787
Total current liabilities	4,660,444	4,831,742
Long-term liabilities:
Net present value contest prize obligation	282,073	285,200
Total long-term liabilities	282,073	285,200
TOTAL LIABILITIES	4,942,517	5,116,942

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common stock, $0.001 par value Authorized 250,000,000 shares issued and outstanding March 31, 2012 (438,833,027) and Decemeber 31, 2011 (254,804,866)	438,833	254,805
Additional paid-in capital	16,085,668	15,588,999
Common stock payable	507,642	569,642
Common stock receivable	(142,000)	(142,000)
Accumulated deficit	(21,369,430)	(20,933,116)
Non-controlling interest	(368,274)	(348,380)
Total stockholders' deficit	(4,847,561)	(5,010,050)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$94,956	$106,892

See Accompaniyng Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Revenue	$-	$59,726
Slotting fees, discounts and allowances	-	(141,313)
Net sales	-	(81,587)

Cost of goods sold	-	58,994
GROSS LOSS	-	(140,581)

OPERATING EXPENSES
Sales and marketing	77,472	292,155
General and administrative	343,493	717,503
TOTAL OPERATING EXPENSES	420,965	1,009,658

LOSS FROM OPERATIONS	(420,965)	(1,150,239)

OTHER EXPENSE/(INCOME)
Interest expense	35,244	33,412
Debt discount amortization	-	36,458
TOTAL OTHER EXPENSE	35,244	69,870

LOSS BEFORE TAXES	(456,209)	(1,220,109)

Provision (benefit)	-	-
NET LOSS	(456,209)	(1,220,109)

Net income attributable to non conctrolling interest	19,895	150,376

NET LOSS ATTRIBUTABLE TO ALL AMERICAN PET COMPANY, INC.	$(436,314)	$(1,069,733)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC)	350,135,852	227,008,907

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(456,209)	$(1,220,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amotization	113	246
Amortization of contest prize	5,206	5,254
Amortization of debt discount	-	36,458
Common stock issued for services and equity placement	11,539	677,646
(Increase) decrease in:
Inventory	-	37,912
Increase (decrease) in:
Accounts payable and other liabilities	14,822	243,513
Accrued officer/consulting salaries	(36,850)	85,144
Accrued payroll taxes	29,128	25,611
Deferred rent	-	(843)
Accrued interest	-	16,134
Employee severance	-	(40,145)
Other currrent Liabilities	1,513	46,719
NET CASH USED IN OPERATING ACTIVITIES	(430,738)	(86,460)

CASH FLOW (USED) FROM INVESTING ACTIVITIES
Equipment purchases	(1,422)	-
NET CASH FLOW USED BY INVESTING ACTIVITIES	(1,422)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	10,507	9,279
Proceeds from notes payable-others	-	75,000
Payment settlement obligation	-	-
Proceeds from sale of common stock	419,947	2,067
NET CASH PROVIDED BY FINANCING ACTIVITIES	430,454	86,346

Decrease in cash and cash equivalents	$(1,706)	$(114)
Cash at beginning of period	2,396	114
CASH AT END OF PERIOD	$690	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income Taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

All American Pet Company, Inc. (“AAPT”) is a developer and marketer of innovative pet wellness products including super premium dog foods and antibacterial wipes. In 2011, AAPT produced, marketed, and sold two super-premium dog foods under the brand names Grrr-nola®Natural Dog Food and Chompions®. Both Grrr-nola®Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon. The Company has launched its line of Pawtizer™ pet wipes and spray, the pet care industry’s first alcohol-free anti-bacterial dog cleaner. The Company has also announced and is preparing to market its Mutt™ Great Food for Great Dogs super premium dry kibble dog food, and its Nutra Bars™ line of portable, convenient and functional, super premium 4 ounce dog food bars. Each 4 ounce bar has a kcal equivalent of 8 ounces of super premium dry dog food.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $436,314, used $430,738 cash for operations during the three months ended March 31, 2012, had a working capital deficit of $4,639,899 and total stockholders’ deficit of $4,847,561 as of March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Earnings (Loss) Per Share

Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding.  The weighted average number of common stock outstanding was 350,135,852 and 227,008,907 for the three months ended March 31, 2012 and 2011, respectively. Net loss per share and diluted net loss per share are the same for all periods presented.

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

We have determined that we are the primary beneficiary of AAPSD as our interest in the entity is subject to variability based on results from operations and changes in the fair value. During the three months ended March 31, 2012 and 2011, all operations of AAPSD are included in the consolidated financial statements. For the three month period ending March 31, 2012, sales were $0.

The results of operations for AAPSD have been included in the financial statements of the Company. The unaudited financial position of AAPSD at March 31, 2012 is as follows:

Total Assets	$-
Total Liabilities	(368,274)
Total Stockholders’ Deficit	368,274

3. MACHINERY AND EQUIPMENT

Machinery and equipment consists of the following:

	March 31, 2012	December 31, 2011
Computer equipment and software	$28,515	$27,095
Warehouse	-	-
Total	28,515	27,095
Less: Accumulated depreciation	(24,664)	(24,552)
	$3,851	$2,543

Depreciation expense for the three month periods ended March 31, 2012 and 2011 was $112 and $246, respectively.

4. PAYROLL TAXES

The Company was delinquent on certain filings and payments of required federal and state payroll taxes. The Company has provided an estimate for any possible penalty assessments and interest.   The amount of payroll taxes and interest due at March 31, 2012 and December 31, 2011 totaled $826,549 and $797,422, respectively.

5. COMMITTMENTS

The Company commenced an operating lease for its executive offices on January 15, 2012. The lease expires on July 31, 2014. Minimum payments due under this operating lease as of March 31, 2012 are

Year	Minimum Lease Payment
2012	$63,000
2013	$84,000
2014	$49,000

Total minimum payments under the operating lease are $196,000.

6.  NOTES PAYABLE

Notes payable consists of the following:

	March 31,	December 31,
	2012	2011
Notes Payable – Non-Related Parties. Interest at 10% per annum. Interest and principle due on demand	$150,000	$150,000
Notes Payable, Other – In default, interest due at 15% per annum	50,000	50,000
Convertible 8% Note Payable due September 8, 2011	-	64,000
Convertible 8% Note Payable due November 14, 2011	-	128,000
Total Notes Payable	$200,000	$392,000
Less: Debt Discount	-	(8,833)
Notes payable, net of debt discount	$200,000	$383,167

Convertible Debt

On December 6, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $37,500.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on September 8, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 40% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On January 9, 2012, $9,500 of the principal balance was converted into 11,445,783 shares. On January 27, 2012, $8,000 of the principle balance was converted into 11,627,606 shares. On February 2, 2012, $6,000 of the principal balance was converted into 10,714,286 shares. On February 10, 2012, $6,000 of the principle balance was converted into 10,714,286 shares. On February 15, 2012, the remaining $8,000 of principle balance and $1,500 in interest was converted into 12,179,487 shares and the note was deemed paid in full.

On February 11, 2011, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $75,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on February 11, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 40% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On February 21, 2012, $7,500 of the principal balance was converted into 8,823,529 shares. On February 27, 2012, $12,000 of the principle balance was converted into 15,000,000 shares. On March 1, 2012, $11,500 of the principal balance was converted into 15,131,579 shares. On March 7, 2012, $12,000 of the principle balance was converted into 15,189,873 shares. On March 12, 2012, $9,000 of the principal balance was converted into 8,181,818 shares. On March 14, 2012, $9,500 of the principle balance was converted into 7,307,692 shares. On March 20, 2012, the remaining $13,500 of principle balance and $6,000 in interest was converted into 7,222,222 shares and the note was deemed paid in full.

7. RELATED PARTY TRANSACTIONS

As of March 31, 2012 and December 31, 2011, the balance of accrued officers’ salaries, totaled $20,220 and $57,070, respectively. At December 31, 2010, the balance of accrued officers’ salaries was $40,625.

On March 6, 2012, the Board of Directors authorized the Company to execute a Convertible Revolving Grid Note for a principal sum of up to One Million ($1,000,000) with CEO Barry Schwartz and President, Lisa Bershan. The Grid note shall bear interest at a fixed equal to 10% and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. Neither Mr. Schwartz nor Ms. Bershan has advanced capital under the terms of the convertible revolving grid note.

On April 30, 2012, subsequent to the balance sheet date, the Board of Directors approved salary advances not to exceed $250,000 for Mr. Schwartz and Ms. Bershan in 2012, The Board of Directors requires that all salary advances are repaid in full before any transactions pursuant to the grid note are consummated. The Company made salary advances to Mr. Schwartz and Ms. Bershan, which the balance of officer advances as of September 28, 2012 is $332,299.

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

Sales of Common Stock

During the three months ended March 31, 2012, the Company received and accepted subscriptions for 36,350,000 shares of common stock at $0.01 per share and issued 51,850,000, of which 40,550,000 were purchased for cash, 5,500,000 were issued as bonuses to employees and formal employees, and 2,700,000 were issued as placement fees. The sale of equity securities resulted in a capital increase of $363,500, less offering costs of $16,737.

During the three months ended March 31, 2012, the Company issued a total of 2,100,000 shares of common stock valued at $21,000 for service rendered to the Company, of which 20,000,000 shares of common stock valued at $20,000 were for service rendered during the year ended December 31, 2011. The $20,000 was a reduction of the stock payable as of December 31, 2011. As of June 30, 2012, the Company has a common stock payable of $507,642.

As of March 31, 2012 there were 438,833,027 shares outstanding.

Conversion of Preferred Stock to Common Stock

On February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock.  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders (the Releases) from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales are still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company is obligated to issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000. This agreement was extended on May 25, 2010 to August 31, 2010 with an agreement to issue an additional 1,000,000 shares as compensation for the extension and 3,000,000 were issued on May 26, 2010 based on the terms of the original agreement that called for the shares to be issued if the value was not paid on or before June 15, 2010.  During the year ended December 31, 2010, the Company recorded $1,000,000 as share guarantee expense to account for the obligation described above.  The June 1, 2010 amendment to the March 7, 2009 agreement was amended to extend the liquidation period to achieve the $800,000 guaranteed liquidation amount to March 31, 2011.  The Company issued an additional 2,000,000 shares of Common stock as the fee for this extension at $0.06 per share for a total of $120,000. As of March 31, 2012, the share guarantee liability remained at $600,000.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity as of March 31, 2012 and December 31, 2011 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share

Outstanding at December 31, 2011	5,000,000	$0.16

Granted/Expired in First Quarter 2012	-	$-

Outstanding at March 31, 2012	5,000,000	$0.16

9. LITIGATION AND JUDGMENTS

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company has contacted the plaintiff in this matter, but no settlement agreement has been reached. A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $62,043 as of March 31, 2012. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.  Subsequent to the balance sheet date, on July 23, 2012, the attorneys for the accounting firm filed an action in the Circuit Court in and for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, against the Company and CEO, Barry Schwartz and President, Lisa Bershan as individuals, seeking $150,000 in principal plus 6% interest from the default date of March 19, 2010, legal fees of $49,950, arbitrator fees, a filing fee of $3,781 and a state court fee of $1,200. A grocery services company filed to substitute attorneys on its filing to collect $22,000 in fees for advertising services on February 22, 2011.  The expense was incurred in 2009. The Company believes it will be settled for a nominal amount if anything based on the age of the payable. On March 11, 2011, a judgment of $2,068, plus costs of $80, was entered in small claims court in Beverly Hills, California against the Company and Mr. Schwartz and Ms. Bershan for animal training services. On July 24, 2012, the Company settled this dispute in full for $500. On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 per month over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.  The Company has recorded $52,000 as a common stock receivable for the shares in escrow. As of March 31, 2012, the balance of the amount due to the former controller is $31,432. On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments totaling $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.   The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee.

On August 9, 2012, the Company settled litigation with the holder of a $150,000 note bearing interest at 10% which was in default at March 31, 2012. Under the terms of the settlement, the Company will pay the note holder $300,000 with 8% interest accruing on the unpaid balance. The Company made two payments of $25,000 in August, 2012 and will make 9 additional quarterly payments of $30,000 commencing on October 1, 2012 and continuing through October 1, 2014. A final payment of $4,265 is due on January 1, 2015. In the event of any default of this settlement agreement, the note holder can enter a stipulated judgment against the Company, CEO Barry Schwartz and President, Lisa Bershan, as individuals, in the amount of $1,197,190.

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

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount of $663,500 is being amortized over 30 years with an annual cash payment of $33,333.  The Company did not make any payments during the three months ending March 31, 2012. As of March 31, 2012 and December 31, 2011, $383,739 and $341,754, respectively were recorded as contest prize liabilities.

11. SUBSEQUENT EVENTS

Subsequent to the balance sheet date, on April 4, 2012, a former human resources coordinator at the Company filed suit against the Company and its subsidiaries in the Superior Court of California, West District Beverly Hills Courthouse, for unpaid severance stemming from a November 12, 2010 severance agreement between the Company and the former Human Resources coordinator. Pursuant to the terms of the November 12, 2010 agreement, the Company was to pay a total of $30,000 in $1,000 monthly payments over 30 months commencing on December 15, 2010. As of September 28, 2012, the Company has not made any of the payments pursuant to the severance agreement and the Company intends to defend against the severance claim made by the former human resources coordinator.

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

On June 7, 2012, a media subcontractor filed suit in the small claims division of the Superior Court of California, County of Los Angeles, West District, in Santa Monica. The Company defended in this action and attempted to negotiate a rescheduling of the subcontracted work. On July 7, 2012, judgment was rendered in favor of the media subcontractor in the amount of $4,585 plus costs of $50.

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

On July 1, 2012, the Company engaged the services of an investor relation consultant as consideration; the Company shall issue a total of 2,000,000 shares of common stock valued at the day of the engagement entered into with a monthly payment of $7,500. As of the September 28, 2012, the Company has yet issue the 2,000,000 common shares to the consultant.

On August 4, 2012, the Company rented a $8,000 forklift at $725 per month for 12 months. On September 13, 2012, the Company rented a $150,000 forming machine for $5,000 per month, payable over 30 months with an option to purchase the equipment. On September 19, 2012, the Company rented a $48,950 wrapping machine for $3,875 per month with an option to purchase at $48,950 less 50% of the rental payment to date. Total minimum monthly rental payments are $9,600

On August 9, 2012, the Company settled litigation with the holder of a $150,000 note bearing interest at 10% which was in default at March 31, 2011. Under the terms of the settlement, the Company will pay the note holder $300,000 with 8% interest accruing on the unpaid balance. The Company made payments two payments of $25,000 in August, 2012 and will make 9 additional quarterly payments of $30,000 commencing on October 1, 2012 and continuing through October 1, 2014. A final payment of $4,265 is due on January 1, 2015. In the event of any default of this settlement agreement, the note holder can enter a stipulated judgment against the Company, CEO Barry Schwartz and President, Lisa Bershan, as individuals, in the amount of $1,197,190.

On August 13, 2012, the Board of Directors approved a private placement offering of up to 60,000,000 shares of common stock at $0.02 per share.

On August 20, 2012 the Company committed to purchase $633,632 of extrusion equipment and $267,455 cooling system to be used in the production of Nutra Bar™ dog food bars. On September 17, 2012, the Company made an initial deposit on the equipment of $40,000. From April 1, 2012 through September 28, 2012, total purchases of manufacturing equipment were $943,270.

During the periods from April 1, 2012 to September 28, 2012, the Company received and accepted subscriptions for 170,240,600 shares of common stock at $0.01 per shares and received subscriptions for 21,600,000 shares of common stock at $0.02 per shares. The sales of equity securities resulted in a capital increase of $2,244,406, less offering costs of $73,096 in cash and $470,810 for 9,115,000 shares of common stocks. As of September 28, 2012, the Company issued a total of 175,901,807 shares of common stock for cash receipt during the period.

As of September 28, 2012, there were 614,734,834 shares of common stock issued and outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our working capital needs, including the cost of goods and marketing costs. In the future we intend to fund our liquidity requirements through a combination of cash flows from operations and external financings. For the three months ended March 31, 2012, the Company incurred a net loss of $456,209 on revenues of $0 and cash used from operations of $430,738 for the three month period ended March 31, 2012. In their report in connection with our 2011 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $2,366,832 and a negative cash flow from operations of $608,244 for the year ended December 31, 2011, and had a working capital deficiency of $4,733,192 and a stockholders deficiency of $5,010,050 at December 31, 2011 there was substantial doubt about our ability to continue as a going concern.

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

Because of our lack of funding and limited ability to adequately market our products, the Company has incurred high costs in manufacturing and marketing our products. We have funded our operations primarily through the issuance of equity securities and debt. Additional capital infusions may be needed to manufacture, distribute and promote our products, sustain operations and make payments and settlements of existing debts and obligations. We believe that our future profitability will depend on the commercial and consumer acceptance of our products, effective marketing strategies, efficient production and proper execution of our business plan. Additionally, success with our external financing strategies will be needed to effectuate our business objectives. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential, particularly for newly introduced products, is unproven. Furthermore, there can be no assurance that our external financing strategies will yield any capital or the amount of capital necessary to execute our business plan.

Our principal sources of liquidity have been sales of equity securities and borrowings. To meet our current requirements to operate, the Company has sold common stock and is currently attempting to undertake the sale of additional equity securities. As new funds are obtained, our principal uses of capital would be to meet our operating requirements, production, marketing and advertising expenditures, and make investments in inventory. Additional cash could be used to reduce past due taxes and other debts and payables. Until cash generated from operations is sufficient to satisfy our future liquidity requirements, we will be investigating purchase order and accounts receivable funding from different sources, as well as other sources of capital. We will also be looking to seek equity capital through the issuance of additional common stock with other round(s) of funding. There are currently no commitments or other known sources for this funding, other than the $1,000,000 convertible revolving grid note commitment made by CEO Barry Schwartz and President, Lisa Bershan. If these funds are obtained, it would result in additional dilution to our stockholders. Alternative financing may not be available in the future in amounts or on terms acceptable to us, if at all.

In the three months ended March 31, 2012, the Company raised $373,500 before offering costs. We are currently seeking additional sources of funding.

Results of Operations for the three Months Ended March 31, 2012 compared with the three Months Ended March 31, 2011

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for the three month period ended March 31, 2012 and March 31, 2011 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2011.

For the three months ended March 31, 2012, gross sales were $0, a decrease of $59,726 as compared to the three months ending March 31, 2011. The decrease in sales resulted from the suspension of sales of both Grrr-nola®Natural Dog Food and Chompions® since the three months ending March 31, 2011. Net sales increased from negative $81,587 to $0 as there were no slotting fees incurred in the three months ending March 31, 2012. Cost of goods sold decreased from $58,994 to $0 in the three months ending March 31, 2012 as products were not shipped in the three months ending March 31, 2012.

For the three months ending March 31, 2012, sales and marketing expenses decreased by $214,683 from $292,155 in the three months ending March 31, 2011 to $77,472 in the three months ending March 31, 2012. The decrease is attributable to a decrease of $218.218 of consulting and research, an increase of $2,590 in advertising and promotion, and a net increase of $945 in other sales and marketing activity. General and Administrative expenses were decreased by $374,010 from $717,503 in the three months ended March 31, 2011 to $343,493 in the three months ended March 31, 2012. This amount consisted of a decrease of $412,462 in consulting expenses, a decrease of $31,293 in facilities expense, a decrease of $14,169 in legal, accounting, trademark/patent and other professional fees, a decrease in payroll and payroll taxes of $18,244, and a net increase of $102,158 in other general and administrative expenses.

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

The information contained in this Quarterly Report is as of March 31, 2012, unless expressly stated otherwise.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, All American Pet Company, Inc. is not required to provide the information required by this item

Item 4(T). Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer has concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Material Weaknesses

1.	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of March 31, 2012, the Company’s internal control over financial reporting were not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.	In connection with the audit of our consolidated financial statements for the year ended December 31, 2011, our independent registered accounting firm, De Joya Griffith & Company, LLC, reported to the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control during the three months ended March 31, 2012 over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2012.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company has contacted with the plaintiff in this matter, but no settlement agreement has been concluded.. A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $62,043 as of March 31, 2012. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.  Subsequent to the balance sheet date, on July, 23, 2012, the attorneys for the accounting firm filed an action in the Circuit Court in and for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, against the Company and CEO, Barry Schwartz and President, Lisa Bershan as individuals, seeking $150,000 in principal plus 6% interest from the default date of March 19, 2010, legal fees of $49,950, arbitrator fees and a filing fee of $3,781 and a state court fee of $1,200. A grocery services company filed to substitute attorneys on its filing to collect $22,000 in fees for advertising services on February 22, 2011.  The expense was incurred in 2009. The Company believes it will be settled for a nominal amount if anything based on the age of the payable. On March 11, 2011, a judgment of $2,068, plus costs of $80, was entered in small claims court in Beverly Hills, California against the Company and Mr. Schwartz and Ms. Bershan for animal training services rendered. On July 24, 2012, the Company settled this dispute in full for $500. On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.   As of December 31, 2011, the balance due the former controller was $31,432. On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments of $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee.

Item 1a. Change in Risk Factors.

There are no changes in Risk Factors from the Form 10-K for year-end December 31, 2011 filed on September 28, 2012.

Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2012, the Company received and accepted subscriptions for 36,350,000 shares of common stock at $0.01 per share and issued 51,850,000, of which 40,550,000 were purchased for cash, 5,500,000 were issued as bonuses to employees and formal employees, and 2,700,000 were issued as placement fees. The sale of equity securities resulted in a capital increase of $363,500, less offering costs of $16,737.

During the three months ended March 31, 2012, the Company issued a total of 2,100,000 shares of common stock valued at $21,000 for service rendered to the Company, of which 20,000,000 shares of common stock valued at $20,000 were for service rendered during the year ended December 31, 2011. The $20,000 was a reduction of the stock payable as of December 31, 2011. As of June 30, 2012, the Company has a common stock payable of $507,642.

As of March 31, 2012 there were 438,833,027 shares outstanding.

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

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Subsequent to the balance sheet date, on April 4, 2012, a former human resources coordinator at the Company filed suit against the Company and its subsidiaries in the Superior Court of California, West District Beverly Hills Courthouse, for unpaid severance stemming from a November 12, 2010 severance agreement between the Company and the former Human Resources coordinator. Pursuant to the terms of the November 12, 2010 agreement, the Company was to pay a total of $30,000 in $1,000 monthly payments over 30 months commencing on December 15, 2010. As of September 28, 2012, the Company has not made any of the payments pursuant to the severance agreement and the Company intends to defend against the severance claim made by the former human resources coordinator.

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

On June 7, 2012, a media subcontractor filed suit in the small claims division of the Superior Court of California, County of Los Angeles, West District, in Santa Monica. The Company defended in this action and attempted to negotiate a rescheduling of the subcontracted work. On July 7, 2012, judgment was rendered in favor of the media subcontractor in the amount of $4,585 plus costs of $50.

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

On July 1, 2012, the Company engaged the services of an investor relation consultant as consideration; the Company shall issue a total of 2,000,000 shares of common stock valued at the day of the engagement entered into with a monthly payment of $7,500. As of the September 28, 2012, the Company has yet issue the 2,000,000 common shares to the consultant.

On August 4, 2012, the Company rented a $8,000 forklift at $725 per month for 12 months. On September 13, 2012, the Company rented a $150,000 forming machine for $5,000 per month, payable over 30 months with an option to purchase the equipment. On September 19, 2012, the Company rented a $48,950 wrapping machine for $3,875 per month with an option to purchase at $48,950 less 50% of the rental payment to date. Total minimum monthly rental payments are $9,600.

On August 9, 2012, the Company settled litigation with the holder of a $150,000 note bearing interest at 10% which was in default at March 31, 2011. Under the terms of the settlement, the Company will pay the note holder $300,000 with 8% interest accruing on the unpaid balance. The Company made payments two payments of $25,000 in August, 2012 and will make 9 additional quarterly payments of $30,000 commencing on October 1, 2012 and continuing through October 1, 2014. A final payment of $4,265 is due on January 1, 2015. In the event of any default of this settlement agreement, the note holder can enter a stipulated judgment against the Company, CEO Barry Schwartz and President, Lisa Bershan, as individuals, in the amount of $1,197,190.

On August 13, 2012, the Board of Directors approved a private placement offering of up to 60,000,000 shares of common stock at $0.02 per share.

On August 20, 2012 the Company committed to purchase $633,632 of extrusion equipment and $267,455 cooling system to be used in the production of Nutra Bar™ dog food bars. On September 17, 2012, the Company made an initial deposit on the equipment of $40,000. From April 1, 2012 through September 28, 2012, total purchases of manufacturing equipment were $943,270.

During the periods from April 1, 2012 to September 28, 2012, the Company received and accepted subscriptions for 170,240,600 shares of common stock at $0.01 per shares and received subscriptions for 21,600,000 shares of common stock at $0.02 per shares. The sales of equity securities resulted in a capital increase of $2,244,406, less offering costs of $73,096 in cash and $470,810 for 9,115,000 shares of common stocks. As of September 28, 2012, the Company issued a total of 175,901,807 shares of common stock for cash receipt during the period.

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

