Form 10-Q
period 2012-06-30
ALL AMERICAN PET COMPANY, INC.
filed 2012-10-02
CIK 1362502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

ALL AMERICAN PET COMPANY, INC.

FOR THE SIX MONTHS ENDED

June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$749,200	$2,396
Inventory	363,198	-
Prepaid expenses	85,386	96,154
Total current assets	1,197,784	98,550
Machinery and equipment, net	50,743	2,542
Other assets	22,565	5,800
TOTAL ASSETS	1,271,092	$106,892

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$96,261	$97,070
Accounts payable	2,930,408	2,145,668
Accounts payable due to former officer	50,000	196,912
Current portions of contest prize	109,999	93,333
Settlements and judgments payable	234,544	231,480
Share guarantee liability	600,000	600,000
Accrued officers salaries	-	57,070
Accrued payroll taxes	863,304	797,422
Notes payable, net of debt discount	200,000	392,000
Accrued interest	234,162	220,787
Total current liabilities	5,318,678	4,831,742
Long-term liabilities:
Net present value contest prize obligation	278,960	285,200
Total long-term liabilities	278,960	285,200
TOTAL LIABILITIES	5,597,638	5,116,942

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common stock, $0.001 par value Authorized 250,000,000 shares issued and outstanding June 30, 2012 (465,103,027) and December 31, 2011 (854,804,866	465,103	254,805
Additional paid-in capital	15,798,192	15,588,999
Common stock payable	1,889,848	569,642
Common stock receivable	(143,000)	(142,000)
Advance to officers	(201,223)	-
Accumulated deficit	(21,744,074)	(20,933,116)
Non-controlling interest	(391,392)	(348,380)
Total stockholders' deficit	(4,326,546)	(5,010,050)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,271,092	$106,892

See Accompaning Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$13,429	$-	$13,429	$59,726
Slotting fees, discounts and allowances	(2,499)	(566.00)	(2,499)	(141,879)
Net sales	10,930	(566.00)	10,930	(82,153)

Cost of goods sold	5,514	(325)	5,514	58,669
GROSS PROFIT (LOSS)	5,416	(241)	5,416	(140,822)

OPERATING EXPENSES
Sales and marketing	100,261	49,810	177,733	341,964
General and administrative	406,056	364,893	749,549	1,082,395
TOTAL OPERATING EXPENSES	506,317	414,703	927,282	1,424,359

LOSS FROM OPERATIONS	(500,901)	(414,944)	(921,866)	(1,565,181)

OTHER EXPENSE/(INCOME)
Gain on settlement	(131,912)	-	(131,912)	-
Interest expense	27,914	21,420	64,016	54,834
Debt discount amortization	-	32,281	-	68,739
TOTAL OTHER EXPENSE	(103,998)	53,701	(67,896)	123,573

Loss before income taxes	(396,903)	(468,645)	(853,970)	(1,688,754)
Provisions for income taxes	-	-	-	-
NET LOSS	$(396,903)	$(468,645)	$(853,970)	$(1,688,754)

Net loss attributable to non-controlling interest	23,117	-	43,012	150,376

NET LOSS ATTRIBUTABLE TO ALL AMERICAN PET COMPANY, INC.	$(373,786)	$(468,645)	$(810,958)	$(1,538,378)

NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC)	464,088,522	230,854,866	407,745,257	228,942,511

See Accompaning Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(853,970)	$(1,688,754)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amotization	227	492
Amortization of contest prize	10,426	10,509
Amortization of debt discount	-	68,739
Gain on settlement	(131,912)	-
Common stock issued for services and equity placement	10,768	768,934
(Increase) decrease in:
Inventory	(363,198)	37,912
Other assets	(16,765)	3,300
Increase (decrease) in:
Accounts payable	804,865	327,159
Accounts payable former officer	(15,000)	76,719
Accrued officer salaries	(258,293)	110,096
Accrued payroll taxes	65,882	32,489
Deferred rent	-	(1,951)
Accrued interest	-	28,400
Settlements and judgements payable	2,064	(38,740)
NET CASH USED IN OPERATING ACTIVITIES	(744,906)	(264,696)

CASH FLOW FROM INVESTING ACTIVITIES
Equipment purchases	(48,428)	-
NET CASH FLOW USED IN INVESTING ACTIVITIES	(48,428)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(809)	4,655
Repayment of notes payable-other	-	75,000
Net proceeds from sale of common stock	1,540,947	186,382
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,540,138	266,037

Increase in cash as cash equivalents	746,804	1,341
Cash at beginning of period	2,396	114
CASH AT END OF PERIOD	$749,200	$1,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

See Accompaning Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

All American Pet Company, Inc. (“AAPT”) is a developer and marketer of innovative pet wellness products including super premium dog foods and antibacterial wipes. In 2010 and 2011, AAPT produced, marketed, and sold two super premium dog foods under the brand names Grrr-nola® Natural Dog Food and Chompions®. Both Grrr-nola® Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon. The Company has launched its line of Pawtizer™ pet wipes and spray, the pet care industry’s first alcohol-free anti-bacterial dog cleaner. The Company has also announced and is preparing to market its Mutt™ Great Food for Great Dogs super premium dry kibble dog food, and its Nutra Bars™ line of portable, convenient and functional, super premium 4 ounce dog food bars. Each 4 ounce bar has a kcal equivalent of 8 ounces of super premium dry dog food.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $853,970, used $744,906 cash for operations during the six months ended June 30, 2012, had a working capital deficit of $4,120,894 and total stockholders’ deficit of $4,326,546 as of June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Earnings (Loss) Per Share

Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding.  The weighted average number of common stock outstanding was 464,088,522 and 228,942,511 for the six months ended June 30, 2012 and 2011, respectively. Net loss per share and diluted net loss per share are the same for all periods presented.

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

We have determined that we are the primary beneficiary of AAPSD as our interest in the entity is subject to variability based on results from operations and changes in the fair value. During the six months ended June 30, 2012 and 2011, all operations of AAPSD are included in the consolidated financial statements. Therefore, for the six month period ending June 30, 2011, sales of $59,726 to AAPSD are offset by $141,879 in slotting fees, resulting in negative net sales of $82,153 as a result of the consolidation.

The results of operations for AAPSD have been included in the financial statements of the Company. The unaudited financial position of AAPSD at June 30, 2012 is as follows:

Total Assets	$367,231
Total Liabilities	(758,623)
Total Stockholders’ Deficit	391,392

3. INVENTORY

Inventory consists of the following:

	June 30, 2012	December 31, 2011
Raw materials	$-	$-
Work in process	-	-
Finished goods	363,198	-
	$363,198	$-

4. MACHINERY AND EQUIPMENT

Machinery and equipment consists of the following:

	June 30, 2012	December 31, 2011
Computer equipment and software	$28,515	$27,095
Warehouse equipment	47,008	-
Total	75,523	27,095
Less: Accumulated depreciation	(24,780)	(24,552)
	$50,743	$2,543

Depreciation expense for the six months ended June 30, 2012 and 2011 was $227 and $492, respectively.

5. PAYROLL TAXES

The Company was delinquent on certain filings and payments of required federal and state payroll taxes. The Company has provided an estimate for any possible penalty assessments and interest.   The amount of payroll taxes and interest due at June 30, 2012 and December 31, 2011 totaled $863,304 and $797,422, respectively.

6. COMMITTMENTS

The Company commenced an operating lease for its executive offices on January 15, 2012. The lease requires a monthly payment of $7,000 and expires on July 31, 2014. The Company commenced a lease of a warehouse and light manufacturing facility effective April 16, 2012. The operating lease requires a monthly payment of $9,707 and expires on April 15, 2017. Minimum payments due under this operating lease as of June 30, 2012 are

	Minimum Lease Payments
	Office	Warehouse	Total
2012	$42,000	$77,656	$119,656
2013	84,000	116,484	200,484
2014	49,000	116,484	165,484
2015	-	116,484	116,484
2016	-	116,484	116,484
2017	-	29,121	29,121

Total minimum payments under all operating leases is $747,713.

7.  NOTES PAYABLE

Notes payable consists of the following:

	June 30,	December 31,
	2012	2011
Notes Payable – Non-Related Parties. Interest at 10% per annum. Interest and principle due on demand	$150,000	$150,000
Notes Payable, Other – In default, interest due at 15% per annum	50,000	50,000
Convertible 8% Note Payable due September 8, 2011	-	64,000
Convertible 8% Note Payable due November 14, 2011	-	128,000
Total Notes Payable	$200,000	$392,000
Less: Debt Discount	-	(8,833)
Notes payable, net of debt discount	$200,000	$383,167

8. RELATED PARTY TRANSACTIONS

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

On April 30, 2012, the Board of Directors approved salary advances not to exceed $250,000 for Mr. Schwartz and Ms. Bershan in 2012. The Board of Directors requires that all salary advances are repaid in full before any transactions pursuant to the grid note are consummated. The Company made salary advances to Mr. Schwartz and Ms. Bershan, which the balance of officer advances as of June 30, 2012 and September 28, 2012 is $201,223 and $362,798.

9. STOCKHOLDERS’ DEFICIT

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

Sales of Common Stock

During the three months ended June 30, 2012, the Company received and accepted subscriptions for 166,390,600 shares of common stock at $0.01 per share and issued 26,270,000 common shares that valued at $282,700 for cash receipts during the three months ended June 30, 2012. The $169,000 of the $282,700 was a reduction of the stock payable as of June 30, 2012. As of June 30, 2012, there were 465,103,027 common shares outstanding.

During the three months ended June 30, 2012 the sale of equity securities resulted in a net capital increase of $1,663,906, less offering costs of $543,906. The Company recorded an additional $1,550,206 common stock payable on its books at June 30, 2012 to reflect the value of the common shares not yet issued. As of June 30, 2012, the Company has a common stock payable of $1,889,848.

Conversion of Preferred Stock to Common Stock

On February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock.  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders (the Releases) from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company is obligated to issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000. This agreement was extended on May 25, 2010 to August 31, 2010 with an agreement to issue an additional 1,000,000 shares as compensation for the extension and 3,000,000 were issued on May 26, 2010 based on the terms of the original agreement that called for the shares to be issued if the value was not paid on or before June 15, 2010.  During the year ended December 31, 2010, the Company recorded $1,000,000 as share guarantee expense to account for the obligation described above.  The June 1, 2010 amendment to the March 7, 2009 agreement was amended to extend the liquidation period to achieve the $800,000 guaranteed liquidation amount to March 31, 2011.  The Company issued an additional 2,000,000 shares of Common stock as the fee for this extension at $0.06 per share for a total of $120,000. As of June 30, 2012, the share guarantee liability remained at $600,000.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity as of June 30, 2012 and December 31, 2011 is as follows:

	Number of Units	Weighted-Average Exercise Price per Share

Outstanding at December 31, 2011	5,000,000	$0.16

Granted/Expired in First Quarter 2012	-	$-

Granted/Expired in Second Quarter 2012	-	$-

Outstanding at June 30, 2012	5,000,000	$0.16

10. LITIGATION AND JUDGMENTS

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company has contacted the plaintiff in this matter, but no settlement agreement has been concluded.A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $63,594 as of June 30, 2011. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.  Subsequent to the balance sheet date, on July, 23, 2012, the attorneys for the accounting firm filed an action in the Circuit Court in and for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, against the Company and CEO, Barry Schwartz and President, Lisa Bershan as individuals, seeking $150,000 in principal plus 6% interest from the default date of March 19, 2010, legal fees of $49,950, arbitrator fees and a filing fee of $3,781 and a state court fee of $1,200. A grocery services company filed to substitute attorneys on its filing to collect $22,000 in fees for advertising services on February 22, 2011.  The expense was incurred in 2009. The Company believes it will be settled for a nominal amount if anything based on the age of the payable. On March 11, 2011, a judgment of $2,068, plus costs of $80, was entered in small claims court in Beverly Hills, California against the Company and Mr. Schwartz and Ms. Bershan for animal training services. On July 24, 2012, the Company settled this dispute in full for $500. On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 per month over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.  The Company has recorded $52,000 as a common stock receivable for the shares in escrow. The balance due the former controller as of June 30, 2012 is $31,432. On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments totaling $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.   The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee.

On August 9, 2012, the Company settled litigation with the holder of a $150,000 note bearing interest at 10% which was in default at June 30, 2012. Under the terms of the settlement, the Company will pay the note holder $300,000 with 8% interest accruing on the unpaid balance. The Company made payments of $25,000 on August 13, 2012 and will make 9 additional quarterly payments of $30,000 commencing on October 1, 2012 and continuing through October 1, 2014. A final payment of $4,265 is due on January 1, 2015. In the event of any default of this settlement agreement, the note holder can enter a stipulated judgment against the Company, CEO Barry Schwartz and President, Lisa Bershan, as individuals, in the amount of $1,197,190.

11. CUTEST DOG COMPETITION

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

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount of $663,500 is being amortized over 30 years with an annual cash payment of $33,333.  The Company did not make any payments in the six months ending June 30, 2012. As of June 30, 2012 and December 31, 2011, $388,959 and $368,026, respectively were recorded as prize liabilities.

12. SUBSEQUENT EVENTS

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

On August 20, 2012 the Company committed to purchase $633,632 of extrusion equipment and $267,455 cooling system to be used in the production of Nutra Bar™dog food bars. On September 17, 2012, the Company made an initial deposit on the equipment of $40,000. From July 1, 2012 through September 28, 2012, total purchases of manufacturing equipment were $943,270.

During the period from July 1, 2012 to September 28, 2012, the Company received and accepted subscriptions for 3,850,000 shares of common stock at $0.01 per shares and received subscriptions for 21,600,000 shares of common stock at $0.02 per shares. The sales of equity securities resulted in a capital increase of $470,500, less offering costs of $84,046 in cash and $476,597 for 11,385,000 shares of common stocks. As of September 28, 2012, the Company issued a total of 149,631,807 shares of common stock for cash receipt during the period.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our working capital needs, including the cost of goods and marketing costs. In the future we intend to fund our liquidity requirements through a combination of cash flows from operations and external financings. For the six months ended June 30, 2012, the Company incurred a net loss of $853,970 on revenues of $13,429 and cash used from operations of $744,906 for the six month period ended June 30, 2012. In their report in connection with our 2011 financial statements, our independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $2,366,832 and a negative cash flow from operations of $608,244 for the year ended December 31, 2011, and had a working capital deficiency of $4,733,192 and a stockholders’ deficiency of $5,010,050 at December 31, 2011 there was substantial doubt about our ability to continue as a going concern.

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

In the six months ended June 30, 2012, the Company raised $2,027,406 before offering costs of $560,643. We are currently seeking additional sources of funding.

Results of Operations for the Six Months Ended June 30, 2012 compared with the Six Months Ended June 30, 2011

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for six month period ended June 30, 2012 and June 30, 2011 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2011.

For the six months ended June 30, 2012, gross sales decreased by $46,297 as sales of Pawtizer™ commenced in the three months ending June 30, 2012 and sales of both Grrr-nola®Natural Dog Food and Chompions® had been suspended in the six months ending June 30, 2011. Net sales increased from ($82,153) in the six months ended June 30, 2011 to $10,930 in the six months ended June 30, 2012, as Pawtizer™ is not subjected to slotting fees. Cost of goods sold decreased from $58,669 to $5,514 in the six months ending June 30, 2012 reflective of the differing sales volumes.

For the six months ending June 30, 2012, sales and marketing expenses decreased by $164,231, from $341,964 in the six months ending June 30, 2011 to $177,733 in the six months ending June 30, 2012. The decrease is attributable to a decrease of $189,411of consulting and research, an increase of $12,195 in advertising and promotion, and a net increase of $12,985 in other sales and marketing activity. General and administrative expenses were decreased by $332,846 from $1,082,395 in the six months ended June 30, 2011 to $749,549 in the six months ended June 30, 2012. This amount consisted of a decrease of $514,257 in consulting expenses, a decrease of $19,438 in legal, accounting, patent and trademark services, a decrease of $37,455 in facilities expenses, an increase in research and development of $36,862, and a net increase of $201,440 in other general and administrative expenses.

Results of Operations for the Three Months Ended June 30, 2012 compared with the Three Months Ended June 30, 2011

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for three month period ended June 30, 2012 and June 30, 2011 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2011.

For the three months ending June 30, 2012 and June 30, 2011, gross sales increased from $0 in the three months ended June 30, 2011 to $13,429 in the three months ended June 30, 2012, as sales of Pawtizer™ commenced in the three months ended June 30, 2012 and no sales occurred in the three months ended June 30, 2011. For the three months ending June 30, 2012, sales and marketing expenses increased by $50,451, from $49,810in the three months ending June 30, 2011 to $100,261 in the three months ending June 30, 2012. The increase is attributable to an increase of $29,405 in consulting and research, an increase of $9,604 in advertising and promotion, and a net increase of $11,442 in other sales and marketing activity. General and administrative expenses were increased by $41,163 from $364,893 in the three months ended June 30, 2011 to $406,056 in the three months ended June 30, 2012. This amount consisted of a decrease of $101,794 in consulting expenses, a decrease of $5,269 in legal, accounting, patent, and trade mark services, an increase of $20,660 in payroll expenses, an increase of $20,344 in bonuses, and a net increase of $24,896 in other general and administrative expenses.

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

The information contained in this Quarterly Report is as of June 30, 2012, unless expressly stated otherwise.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, All American Pet Company, Inc. is not required to provide the information required by this item

Item 4(T). Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer has concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Material Weaknesses

1.	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting were not effective based on this framework.

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

Changes in Internal Control over Financial Reporting

There have not been any material changes in the Company’s internal control during the three months ended June 30, 2012 over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company has contacted the plaintiff in this matter, but no settlement agreement has been concluded. A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $63,594 as of June 30, 2012. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.  Subsequent to the balance sheet date, on July, 23, 2012, the attorneys for the accounting firm filed an action in the Circuit Court in and for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, against the Company and CEO, Barry Schwartz and President, Lisa Bershan as individuals, seeking $150,000 in principal plus 6% interest from the default date of March 19, 2010, legal fees of $49,950, arbitrator fees and a filing fee of $3,781 and a state court fee of $1,200. A grocery services company filed to substitute attorneys on its filing to collect $22,000 in fees for advertising services on February 22, 2011.  The expense was incurred in 2009. The Company believes it will be settled for a nominal amount if anything based on the age of the payable. On March 11, 2011, a judgment of $2,068, plus costs of $80, was entered in small claims court in Beverly Hills, California against the Company and Mr. Schwartz and Ms. Bershan for animal training services rendered. On July 24, 2012, the Company settled this dispute in full for $500. On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former controller. As of June 30, 2012, the balance due the former controller was $31,432. On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former sales person would return 750,000 shares of Company stock valued at $90,000 in exchange for payments of $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee.

Item 1a. Change in Risk Factors.

There are no material changes in Risk Factors from the Form 10-K for year-end December 31, 2011 filed on September 28, 2012.

Item 2. Unregistered Sales of Equity Securities

During the three months ended June 30, 2012, the Company received and accepted subscriptions for 166,390,600 shares of common stock at $0.01 per share and issued 26,270,000 common shares that valued at $282,700 for cash receipts during the year ended June 30, 2012. The $169,000 of the $282,700 was a reduction of the stock payable as of June 30, 2012. As of June 30, 2012 there were 465,103,027 common shares outstanding.

During the three months ended June 30, 2012 the sale of equity securities resulted in a net capital increase of $1,663,906, less offering costs of $543,906. The Company recorded an additional $1,550,206 common stock payable on its books at June 30, 2012 to reflect the value of the common shares not yet issued. The Company sold the shares without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder  There were no more than 35 purchasers of the common stock, appropriate financial and business information was provided to the purchasers in accordance with Rule 502(b), there was no form of general solicitation or general advertising relating to the offer and the Company exercised reasonable care to assure that the purchasers of the common stock were not underwriters within the meaning of section 2(a)(11) of the Securities Act. Based on information received, the Company believes that each purchaser of shares is an accredited investor within the meaning of the federal securities laws. The shares have not been registered. The shares may not be offered or sold by the investors absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

There were no defaults on Senior Securities.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On July 1, 2012, the Company engaged the services of an investor relation consultant. As consideration, the Company shall pay $7,500 per month over 12 months and issue a total of 2,000,000 shares of common stock valued at the day of the engagement. As of the September 28, 2012, the Company has yet issue the 2,000,000 common shares to the consultant.

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

On August 9, 2012, the Company settled litigation with the holder of a $150,000 note bearing interest at 10% which was in default at June 30, 2012. Under the terms of the settlement, the Company will pay the note holder $300,000 with 8% interest accruing on the unpaid balance. The Company made payments two payments of $25,000 in August, 2012 and will make 9 additional quarterly payments of $30,000 commencing on October 1, 2012 and continuing through October 1, 2014. A final payment of $4,265 is due on January 1, 2015. In the event of any default of this settlement agreement, the note holder can enter a stipulated judgment against the Company, CEO Barry Schwartz and President, Lisa Bershan, as individuals, in the amount of $1,197,190.

On August 13, 2012, the Board of Directors approved a private placement offering of up to 60,000,000 shares of common stock at $0.02 per share.

On August 20, 2012 the Company committed to purchase $633,632 of extrusion equipment and $267,455 cooling system to be used in the production of Nutra Bar™dog food bars. On September 17, 2012, the Company made an initial deposit on the equipment of $40,000. From July 1, 2012 through September 28, 2012, total purchases of manufacturing equipment were $943,270.

During the period from July 1, 2012 to September 28, 2012, the Company received and accepted subscriptions for 3,850,000 shares of common stock at $0.01 per shares and received subscriptions for 21,600,000 shares of common stock at $0.02 per shares. The sales of equity securities resulted in a capital increase of $470,500, less offering costs of $84,046 in cash and $476,597 for 11,385,000 shares of common stocks. As of September 28, 2012, the Company issued a total of 149,631,807 shares of common stock for cash receipt during the period.

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

