Form 10-Q
period 2012-09-30
ALL AMERICAN PET COMPANY, INC.
filed 2012-11-14
CIK 1362502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of November 14, 2012, the Registrant had outstanding 695,494,417 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 5,000,000 shares of Common Stock.

ALL AMERICAN PET COMPANY, INC.

FOR THE NINE MONTHS ENDED

September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$74,949	$2,396
Accounts recievable	448	-
Inventory	359,873	-
Prepaid expenses	113,187	96,154
Total current assets	548,457	98,550
Machinery and equipment, net	60,576	2,542
Other assets	67,415	5,800
TOTAL ASSETS	$676,448	$106,892

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$96,275	$97,070
Accounts payable	2,280,635	2,145,668
Accounts payable due to former officer	50,000	196,912
Current portion contest prize	118,325	93,333
Settlements and judgments payable	310,073	231,480
Current portion of long term debt	105,238	-
Share guarantee liability	600,000	600,000
Accrued officers salaries	-	57,070
Accrued payroll taxes	872,270	797,422
Notes payable - net of debt discount	50,000	392,000
Accrued interest	44,253	220,787
Total current liabilities	4,527,069	4,831,742
Long-term liabilities:
Notes payable - non related party	116,801	-
Net present value contest prize obligation	275,837	285,200
Total long-term liabilities	392,638	285,200
TOTAL LIABILITIES	4,919,707	5,116,942

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common stock, $0.001 par value
Authorized 1,000,000,000 shares, issued and outstanding at September 30, 2012 (620,600,527) and December 31, 2011 (254,804,866)	620,601	254,805
Additional paid-in capital	17,506,092	15,588,999
Common stock payable	1,033,548	569,642
Common stock receivable	(142,000)	(142,000)
Advances to officers	(371,117)	-
Accumulated deficit	(22,481,745)	(20,933,116)
Non-controlling interest	(408,638)	(348,380)
Total Stockholders’ deficit	(4,243,259)	(5,010,050)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$676,448	$106,892

See Accompaning Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUE	$6,067	$-	$19,496	$59,726
Slotting fees	(112)	-	(2,611)	(141,879)
Net sales	5,955	-	16,885	(82,153)

Cost of goods sold	3,174	671	8,688	59,340
GROSS PROFIT/(LOSS)	2,781	(671)	8,197	(141,493)

OPERATING EXPENSES
Sales and marketing	70,790	29,757	248,523	371,721
General and administrative	588,196	240,355	1,337,745	1,322,751
Loss on abandonment of machinery and equipment	-	7,812	-	7,812
Impairment of inventory	-	98,164	-	98,164
TOTAL OPERATING EXPENSES	658,986	376,088	1,586,268	1,800,448

LOSS FROM OPERATIONS	(656,205)	(376,759)	(1,578,071)	(1,941,941)

OTHER EXPENSE/(INCOME)
Loss (Gain) on Settlement	70,966	-	(60,946)	-
Interest expense	27,745	17,362	91,761	72,194
Debt discount amortization	-	23,556	-	92,295
TOTAL OTHER EXPENSE	98,711	40,918	30,815	164,489

LOSS BEFORE TAXES	(754,916)	(417,677)	(1,608,886)	(2,106,430)
Provision for income taxes	-	-	-	-
NET LOSS	(754,916)	(417,677)	(1,608,886)	(2,106,430)

Net loss attributable to non-controlling interest	17,246	636	60,258	151,012

NET LOSS ATTRIBUTABLE TO
ALL AMERICAN PET COMPANY, INC.	$(737,670)	$(417,041)	$(1,548,628)	$(1,955,418)

BASIC LOSS PER COMMON STOCK	$(0.00)	$(0.01)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC)	603,853,435	233,954,866	470,615,556	230,631,656

See Accompaning Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,608,886)	$(2,106,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,008	738
Impairment of inventory	-	98,894
Amortization of contest prize	15,629	15,763
Loss on abandonment of machinery and equipment	-	7,812
Amortization of debt discount	-	92,295
Gain on settlements	(60,946)	-
Common stock issued for services and equity placement	-	830,223
(Increase) decrease in:
Accounts receivable	(448)
Inventory	(359,873)	37,912
Prepaid expenses	(17,033)	-
Other assets	(61,615)	3,300
Increase (decrease) in:
Accounts payable	134,967	376,953
Accounts payable due to former officer	(15,000)	106,719
Accrued officer salaries	(57,070)	198,311
Accrued payroll taxes	74,848	33,051
Deferred rent	-	(3,060)
Accrued interest	(16,868)	44,198
Advances to officers	(371,117)
Employee severance	-	(37,300)
NET CASH USED IN OPERATING ACTIVITIES	(2,335,404)	(300,621)

CASH FLOW FROM INVESTING ACTIVITY
Equipment purchases	(66,042)	-
NET CASH FLOW USED IN INVESTING ACTIVITIES	(66,042)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(795)	5,492
Repayment of notes payable-other	(80,000)	75,000
Net payments for placement of common stock	(63,612)	-
Proceeds from sale of common stock	2,618,406	220,015
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,473,999	300,507

Increase (decrease) in cash as cash equivalents	72,553	(114)
Cash at beginning of period	2,396	114
CASH AT END OF PERIOD	$74,949	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

See Accompaning Notes to Consolidated Financial Statements.

ALL AMERICAN PET COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

All American Pet Company, Inc. (“AAPT” or the “Company”) is a developer and marketer of innovative pet wellness products including super premium dog foods and antibacterial wipes. The Company markets and distributes its line of Pawtizer™ pet wipes and spray, the pet care industry’s first alcohol-free anti-bacterial dog cleaner. The Company has also announced and is preparing to market its Mutt™ Great Food for Great Dogs super premium dry kibble dog food, and its Nutra Bars™, Chomp Bars™, and Mutt™ lines of portable, convenient and functional, super premium 4 ounce dog food bars. Each 4 ounce bar has a kcal equivalent of 8 ounces of super premium dry dog food. In 2010 and 2011, AAPT produced, marketed, and sold two super premium dog foods under the brand names Grrr-nola® Natural Dog Food and Chompions®. Both Grrr-nola® Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon.

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

Unless the context otherwise requires, references in these financial statements to the “Company” or “AAPT” refer to All American Pet Company, Inc., a Nevada corporation and its subsidiaries, and its predecessors, All-American Pet Company Inc., MD, a Maryland corporation and All-American Pet Company Inc., NY, a New York corporation. The accompanying financial statements give effect to this reincorporation as if it occurred at the beginning of the period.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial positions, results of operations and cash flows for the interim periods presented have been included. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,608,886, used $2,335,404 of cash for operations during the nine months ended September 30, 2012, had a working capital deficit of $3,978,612 and total stockholders’ deficit of $4,243,259 as of September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Earnings (Loss) Per Share

Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding.  The weighted average number of common stock outstanding was 470,615,556 and 230,631,656 for the nine months ended September 30, 2012 and 2011, respectively. Net loss per share and diluted net loss per share are the same for all periods presented.

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

AAPSD owes the Company payments for product purchased and for royalties at the stated rate of 18.5% of net revenues, which are due and payable within five business days of receipt of funds by AAPSD from any sale when good funds are received from the sale.  The 18.5% license payments will be applied to all minimum guarantee payments. The minimum guaranteed royalties, as amended, are due based within the 12-month period following the time at which AAPT has delivered 3,000,000 pounds of finished product.  AAPSD does not owe the Company any royalties until AAPSD has recouped any costs of marketing or placement fees. All royalty payments due from sales are accumulated and are applied toward to the minimum royalty payment for the year.  If the 18.5% royalties are less than the minimum then AAPSD is obligated pay us the difference between what was paid during the 12 month period and the required minimum.  Minimum royalty payments are due in the normal course of business as AAPSD has ten days at the end of each quarter to report any sales and royalties due and AAPC has the right to review the reports and agree on what amounts are owed based on sales and a statement of any minimum guarantees that may be due and payable.  All payments are to be made in the normal course of business as agreed at the time of the annual royalty report’s acceptance by AAPT. During the three and nine month periods ended September 30, 2012, no royalty payments were earned by AAPT.

We have determined that we are the primary beneficiary of AAPSD as our interest in the entity is subject to variability based on results from operations and changes in the fair value. During the nine months ended September 30, 2012 and 2011, all operations of AAPSD are included in the consolidated financial statements. The results of operations for AAPSD have been included in the financial statements of the Company. The unaudited financial position of AAPSD at September 30, 2012 is as follows:

Total Assets	$372,923
Total Liabilities	(781,561)
Total Stockholders’ Deficit	$408,638

3. INVENTORY

Inventory consists of the following:

	September 30, 2012	December 31, 2011
Raw materials	$-	$-
Work in process	-	-
Finished goods	359,873	-
	$359,873	$-

4. MACHINERY AND EQUIPMENT

Machinery and equipment consists of the following:

	September 30, 2012	December 31, 2011
Computer equipment and software	$777	$27,095
Warehouse equipment	62,391	-
Furniture, fixtures and equipment	2,987	-
Total	66,155	27,095
Less: Accumulated depreciation	(5,579)	(24,553)
	$60,576	$2,542

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $8,008 and $738, respectively.

5. PAYROLL TAXES

The Company was delinquent on certain filings and payments of required federal and state payroll taxes. The Company has provided an estimate of related penalty assessments and interest.   The amount of payroll taxes, penalties and interest due at September 30, 2012 and December 31, 2011 totaled $872,270 and $797,422, respectively.

6. COMMITTMENTS

The Company commenced an operating lease for its executive offices on January 15, 2012. The lease requires a monthly payment of $7,000 and expires on July 31, 2014. The warehouse and light manufacturing facility lease commenced on April 16, 2012. During the three month period ended September 30, 2012, the Company commenced various operating leases for equipment used in the warehouse and distribution facility. Total Minimum payments due under these operating leases as of September 30, 2012 are:

			Equipment
	Office	Warehouse	Leases	Total
2012	$21,000	$29,121	$32,287	$82,408
2013	84,000	116,484	127,696	328,180
2014	49,000	116,484	102,694	268,178
2015	-	116,484	5,810	122,294
2016	-	116,484	-	116,484
2017	-	29,121	-	29,121

Total minimum payments due under all operating leases is $946,665.

7.  NOTES PAYABLE

Unsecured notes payable consists of the following:

	September 30,	December 31,
	2012	2011
Notes Payable – Non-Related Parties. Interest at 8% per annum. Due January 1, 2015	$222,039	$150,000
Notes Payable, Other – In default at 17% interest	50,000	50,000
Convertible 8% Note Payable due September 8, 2011	-	64,000
Convertible 8% Note Payable due November 14, 2011	-	128,000
Total Notes Payable	$272,039	$392,000
Less: Debt Discount	-	(8,833)
Notes payable, net of debt discount	$272,039	$383,167

On August 9, 2012, the Company settled litigation with the holder of a $150,000 note bearing interest at 10% which was in default. Principal and accrued interest of the note was $300,497 as of August 9, 2012. Under the terms of the settlement, the Company will pay the note holder $300,000 with 8% interest accruing on the unpaid balance. The Company made two payments of $25,000 on August 13, 2012 and one payment of $30,000 on September 26, 2012. The Company will make 8 additional quarterly payments of $30,000 commencing on January 1, 2013 and continuing through October 1, 2014. A final payment of $4,265 is due on January 1, 2015. In the event of any default of this settlement agreement, the note holder can enter a stipulated judgment against the Company, CEO Barry Schwartz and President, Lisa Bershan, as individuals, in the amount of $1,197,190. The Company recognized a gain on settlement in the amount of $497 in the three months ending September 30, 2012.

8. RELATED PARTY TRANSACTIONS

On March 6, 2012, the Board of Directors authorized the Company to execute a Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with CEO Barry Schwartz and President, Lisa Bershan. The Grid note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. Neither Mr. Schwartz nor Ms. Bershan has advanced capital under the terms of the grid note as of November 14, 2012.

On April 30, 2012, the Board of Directors approved salary advances not to exceed $250,000 for each of Mr. Schwartz and Ms. Bershan in 2012. The Board of Directors requires that all salary advances are repaid in full before any transactions pursuant to the grid note are consummated. The Company made salary advances to Mr. Schwartz and Ms. Bershan, which the balance of officer advances as of September 30, 2012 is $371,117.

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

Sales of Common Stock

During the three months ended September 30, 2012, the Company received $585,500 in subscriptions for 31,200,000 shares of common stock, of which 3,850,000 common shares were subscribed at $0.01 per share and 27,350,000 shares were subscribed at $0.02 per share. The Company incurred offering costs valued at $87,545 in the equity sales effort. As of September 30, 2012, the Company has a common stock payable of $1,033,548 for subscriptions received for which the shares have not yet been issued.

During the three months ended September 30, 2012, the Company issued 155,497,500 shares of common stock of which 144,180,000 common shares was a reduction of the stock payable as of June 30, 2012 valued at $1,441,800 and 11,317,500 common shares, valued at $438,527, were issued as offering costs payable to placement agents. As of September 30, 2012, there were 620,600,527 common shares outstanding.

Conversion of Preferred Stock to Common Stock

On February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock.  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders (the Releases) from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  On June 1, 2010, the Company agreed to issue an additional 3,000,000 shares of the common stock in total to these stockholders and extend the release date through September 15, 2010. On September 17, 2010, the Company agreed to issue an additional 2,000,000 shares of the common stock to these stockholders as a fee for the extension and extend the release date through March 31, 2011. The share guaranty liability was valued at $600,000 at September 30, 2012 and December 31, 2011. Subsequent to the balance sheet date, on October 8, 2012, the Company agreed to settle the share guaranty liability by issuing 10,000,000 shares of common stock valued at $0.02 and making two payments of $225,000 on December 31, 2012 and March 31, 2013. The Company will recognize a $50,000 share guarantee liability expense in its financial statements for the quarter ended December 31, 2012.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity as of September 30, 2012 and December 31, 2011 is as follows:

Weighted Average
	Number of	Exercise Price
	Units	per Share

Outstanding at December 31, 2011	5,000,000	$0.16

Granted/Expired in First Quarter 2012	-	$-

Granted/Expired in Second Quarter 2012	-	$-

Granted/Expired in Third Quarter 2012	-	$-

Outstanding at September 30, 2012	5,000,000	$0.16

10. LITIGATION AND JUDGMENTS

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company has contacted the plaintiff in this matter, and a settlement agreement has been reached.  A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $65,184 as of September 30, 2012. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.  On October 18, 2012, the Circuit Court in West Palm Beach issued a final judgment confirming the arbitration award to the plaintiff in the amount of $153,781, plus interest at $4.75% from May 5, 2010 plus attorney fees and the Company recognized a loss on settlement in the amount of $71,463 in the three months ending September 30, 2012. A grocery services company filed suit to collect $22,000 in fees for advertising services incurred in 2009. The Company has not been in contact with the Company or their legal counsel since February 22, 2011.   The Company believes it will be settled for a nominal amount, if anything, based on the age of the payable. On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee. As of September 30, 2012, the balance due the former controller was $31,432. On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments of $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee.

11. CUTEST DOG COMPETITION

In May 2009, the Company finalized plans to host a nationwide viral marketing contest known as the “Cutest Dog Competition”. The contest started on August 1, 2009, allowing every dog owner in America to have the opportunity to submit a picture of their dog. The Company announced the winner of the “Cutest Dog Competition” on its website as well as at a major venue on Thanksgiving Day. Prizes were distributed for regional winners, and three top regional winners received a $5,000 prize each, qualified as finalists for the final event.  Regional winners from all over the country then competed for the title of the “Cutest Dog Competition” and that winner was awarded the $1 million prize. In November 2009, the winner was announced.

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount of $663,500 is being amortized over 30 years with an annual cash payment of $33,333.  The Company did not make any payments in the nine months ending September 30, 2012. As of September 30, 2012 and December 31, 2011, $383,379 and $378,533, respectively were recorded as prize liabilities.

12. SUBSEQUENT EVENTS

On October 8, 2012, the Company agreed to settle the share guaranty liability resulting from the conversion of preferred stock to common stock by issuing 10,000,000 shares valued at $0.02 and making two payments of $225,000 on December 31, 2012 and March 31, 2013. The Company will recognize a $50,000 share guarantee liability expense in its financial statements for the quarter ended December 31, 2012. The Company issued the 10,000,000 shares on October 19, 2012.

On November 8, 2012, the Board of Director’s approved a private placement offering of up to 60,000,000 shares of common stock at $0.007 per share.

Between October 1, 2012 and November 14, 2012, the Company received and accepted subscriptions for 31,000,000 common shares, of which 6,850,000 were subscribed at $0.02 per share and 24,150,000 common shares were subscribed at $0.007. The sale of equity securities resulted in a net capital increase of $306,050 less offering costs valued at $5,873.

Between October 1 and October 21, 2012, the Company issued 74,893,890 shares, of which 57,893,893 were subscribed at $0.01 per share, 6,850,000 shares were subscribed at $0.02 per share, 1,350,000 shares valued at $35,640 were collectively issued to three key employees as bonuses, 10,000,000 shares valued at $200,000 were issued pursuant to the share guaranty obligation resulting from the conversion of preferred stock to common stock, and 3,800,000 shares were issued for consulting services valued at $100,320.

On November 9, 2012, the Company terminated its relationship with the investor relations consultant hired on July 1, 2012.

As of November 14, 2012, there were 695,494,417 shares of common stock issued and outstanding.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

All American Pet Company, Inc. (“AAPT” or the “Company”) is a developer and marketer of innovative pet wellness products including super premium dog foods and antibacterial wipes. The Company markets and distributes its line of Pawtizer™ pet wipes and spray, the pet care industry’s first alcohol-free anti-bacterial dog cleaner. The Company has also announced and is preparing to market its Mutt™ Great Food for Great Dogs super premium dry kibble dog food, and its Nutra Bars™, Chomp Bars™, and Mutt™ lines of portable, convenient and functional, super premium 4 ounce dog food bars. Each 4 ounce bar has a kcal equivalent of 8 ounces of super premium dry dog food. In 2010 and 2011, AAPT produced, marketed, and sold two super premium dog foods under the brand names Grrr-nola® Natural Dog Food and Chompions®. Both Grrr-nola® Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon.

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

The Company has never operated at a profit and is dependent upon additional financing to remain a going concern. The Company has obtained new equity capital and continues to seek new equity capital to sustain operations. The Company remains under significant financial strain primarily because of its low level of sales, limited operating funds and accumulated debts. The limited amount of operating capital may preclude the Company’s ability to execute its manufacturing, marketing, and distribution objectives or to continue operations. No assurance can be given that the Company will secure adequate funds to sustain operations or that it will continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our working capital needs, including the cost of goods and marketing costs. In the future we intend to fund our liquidity requirements through a combination of cash flows from operations and external financings. For the nine months ended September 30, 2012, the Company incurred a net loss of $1,608,886 on revenues of $16,885 and cash used from operations of $2,335,404 for the nine month period ended September 30, 2012. In their report in connection with our 2011 financial statements, our former independent registered public accountants included an explanatory paragraph stating that, because we incurred a net loss of $2,366,832 and a negative cash flow from operations of $608,244 for the year ended December 31, 2011, and had a working capital deficiency of $4,733,192 and a stockholders’ deficiency of $5,010,050 at December 31, 2011 there was substantial doubt about our ability to continue as a going concern.

Our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to introduce products into the marketplace that gain consumer acceptance, build our customer base, and achieve profitable operations. Until these objectives are realized, the Company will be dependent upon external financings to sustain operations. Due to our stock being thinly traded and the current state of our balance sheet, including a lack of hard assets against which to borrow and significant accumulated debts, we believe that it will be very difficult to obtain any form of debt financing with or without equity conversion terms. We are concerned about the ability to raise any capital in the future at terms that would be in the shareholders' best interest or at all.

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

In the nine months ended September 30, 2012, the Company raised $2,618,406 before offering costs at a valuation of $631,451. We are currently seeking additional sources of funding.

Results of Operations for the Nine Months Ended September 30, 2012 compared with the Nine Months Ended September 30, 2011

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for nine month period ended September 30, 2012 and September 30, 2011 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2011.

The Company’s expenses have increased dramatically in relation to sales as the Company is launching new products and preparing for future growth. For the nine months ended September 30, 2012, net sales increased by $99,038 as sales of Pawtizer™ are not subject to minimum slotting fees as was Chompions® and Grrr-nola®Natural Dog Food. Cost of goods sold decreased $50,652 from $59,340 to $8,688 in the nine months ending September 30, 2012 and gross profit increased $149,690 from ($141,493) to $8,197 in the nine months ending September 30, 2012, reflective of the increased profitability of Pawtizer™ as opposed to Chompions® and Grrr-nola®Natural Dog Food.

For the nine months ended September 30, 2012, sales and marketing expenses decreased by $123,198, from $371,721 in the nine months ending September 30, 2011 to $248,523 in the nine months ended September 30, 2012. The decrease is attributable to a decrease of $177,552 in consulting and research, an increase of $27,233 in advertising and promotion, and a net increase of $27,121 in other sales and marketing activity. General and administrative expenses increased by $14,994 from $1,322,751 in the nine months ended September 30, 2011 to $1,337,745 in the nine months ended September 30, 2012. This amount consisted of a decrease of $376,084 in consulting expenses, an increase in payroll of $109,580, an increase of $22,485 in legal, accounting, patent and trademark services, a increase of $148,551 in facilities and office expenses, an increase in research and development of $99,075, and a net increase of $11,387 in other general and administrative expenses.

Results of Operations for the Three Months Ended September 30, 2012 compared with the Three Months Ended September 30, 2011

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for three month period ended September 30, 2012 and September 30, 2011 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2011.

The Company’s expenses have increased dramatically in relation to sales as the Company is launching new products and preparing for future growth. For the three months ended September 30, 2012 and September 30, 2011, net sales increased from $0 in the three months ended September 30, 2011 to $5,955 in the three months ended September 30, 2012, as sales of Pawtizer™ commenced and no sales occurred in the three months ended September 30, 2011. For the three months ended September 30, 2012, sales and marketing expenses increased by $41,033, from $29,757 in the three months ended September 30, 2011 to $70,790 in the three months ending September 30, 2012. The increase is attributable to an increase of $11,285 in consulting and research, an increase of $15,476 in advertising and promotion, and a net increase of $14,272 in other sales and marketing activity. General and administrative expenses were increased by $347,841 from $240,355 in the three months ended September 30, 2011 to $588,196 in the three months ended September 30, 2012. This amount consisted of an increase in payroll of $134,168, a decrease of $35,178 in consulting expenses, an increase of $32,548 in legal, accounting, patent, and trade mark services, an increase of $124,410 in facilities and office expenses, an increase of $66,664 in research & development, and a net increase of $25,229 in other general and administrative expenses.

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

The information contained in this Quarterly Report is as of September 30, 2012, unless expressly stated otherwise.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, All American Pet Company, Inc. is not required to provide the information required by this item

Item 4. Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer has concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in a reasonable possibility more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2011, our former independent registered accounting firm, De Joya Griffith & Company, LLC, reported to the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control.

After a review of the Company’s current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Changes in Internal Control over Financial Reporting

There have not been any material adverse changes in the Company’s internal control during the three months ended September 30, 2012 over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weaknesses identified above. Through the efforts of management, we have developed a specific action plan to remediate the material weaknesses.  We expect to implement these various action plans during 2012 and anticipate that the material weaknesses will be remediated by December 31, 2012.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was and is involved in various litigation involving trade creditors, professionals and former employees. A videographer filed suit in Small Claims Court in Mercer, New Jersey for $2,000 and received a default judgment in November of 2007.  The Company has contacted the plaintiff in this matter, and a settlement agreement has been reached. A materials handling company was granted a judgment for $3,654 by Superior Court of California on January 18, 2008.  There has been no further collection activity on this account.  A media company filed a suit to collect unpaid fees dating from October 30, 2007 of $71,033. The media company was granted a judgment for $71,033 by Los Angeles Superior Court on April 6, 2010, which is still owed by the Company. There have been no efforts on the part of the media company to collect the judgment and the Company believes that it will be able to settle the amount for a reduced final payment.   Three former employees hold judgments for unpaid wages in the amounts of $9,274, $15,600 and $16,995 from labor board judgments in 2008. With penalties and accrued interest, the three labor judgments amounted to $65,184 as of September 30, 2012. An internet marketing company filed suit against the Company and agreed to arbitration which was settled for $20,000 in October of 2010.  There have been no payments made on this settlement.  A public relations firm obtained a judgment in the amount of $44,323 on April 9, 2010 for fees owed for services. There has been no collection activity and the Company intends to negotiate a reduced settlement of the final balance owed. An accounting firm that provided services to the company obtained a judgment through arbitration that was confirmed by the Circuit Court in West Palm Beach for $150,000 on August 25, 2010.  On October 18, 2012, the Circuit Court in West Palm Beach issued a final judgment confirming the arbitration award to the plaintiff in the amount of $153,781, plus interest at $4.75% from May 5, 2010 plus attorney fees and the Company recognized a loss on settlement in the amount of $71,463 in the three months ending September 30, 2012. A grocery services company filed suit to collect $22,000 in fees for advertising services incurred in 2009. The Company has not been in contact with the Company or their attornies since February 22, 2011.   The Company believes it will be settled for a nominal amount if anything based on the age of the payable. On April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee. As of September 30, 2012, the balance due the former controller was $31,432. On February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments of $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee.

Item 1a. Change in Risk Factors.

There are no material changes in Risk Factors from the Form 10-K for year-end December 31, 2011 filed on September 28, 2012.

Item 2. Unregistered Sales of Equity Securities

During the three months ended September 30, 2012, the Company received $585,500 in subscriptions for 31,200,000 shares of common stock, of which 3,850,000 common shares were subscribed at $0.01 per share and 27,350,000 shares were subscribed at $0.02 per share. The Company incurred offering costs valued at $87,545 in the equity sales effort. As of September 30, 2012, the Company has a common stock payable of $1,033,548. The Company sold the shares without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder  There were no more than 35 purchasers of the common stock, appropriate financial and business information was provided to the purchasers in accordance with Rule 502(b), there was no form of general solicitation or general advertising relating to the offer and the Company exercised reasonable care to assure that the purchasers of the common stock were not underwriters within the meaning of section 2(a)(11) of the Securities Act. Based on information received, the Company believes that each purchaser of shares is an accredited investor within the meaning of the federal securities laws. The shares have not been registered. The shares may not be offered or sold by the investors absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Securities Act of 1933.

During the three months ended September 30, 2012, the Company issued 155,497,500 shares of common stock of which 144,180,000 common shares was a reduction of the stock payable as of June 30, 2012 valued at $1,441,800 and 11,317,5000 common shares, valued at $438,527, were issued as offering costs payable to placement agents. As of September 30, 2012, there were 620,600,527, common shares outstanding.

Item 3. Defaults Upon Senior Securities

As described in Note 7, the Company is in default of a $50,000 note.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On October 8, 2012, the Company agreed to settle the share guaranty liability resulting from the conversion of preferred stock to common stock by issuing 10,000,000 shares valued at $0.02 and making two payments of $225,000 on December 31, 2012 and March 31, 2013. The Company will recognize a $50,000 share guarantee liability expense in its financial statements at December 31, 2012. The Company issued the 10,000,000 shares on October 19, 2012.

On November 8, 2012, the Board of Director’s approved a private placement offering of up to 60,000,000 shares of common stock at $0.007 per share.

Between October 1, 2012 and November 14, 2012, the Company received and accepted subscriptions for 31,000,000 common shares, of which 6,850,000 were subscribed at $0.02 per share and 24,150,000 common shares were subscribed at $0.007. The sale of equity securities resulted in a net capital increase of $306,050 less offering costs valued at $5,873.

Between October 1 and October 21, 2012, the Company issued 74,893,890 shares, of which 57,893,893 were subscribed at $0.01 per share, 6,850,000 shares were subscribed at $0.02 per share, 1,350,000 shares valued at $35,640 were collectively issued to three key employees as bonuses, 10,000,000 shares valued at $200,000 were issued pursuant to the share guaranty obligation resulting from the conversion of preferred stock to common stock, and 3,800,000 shares were issued for consulting services valued at $100,320.

On November 9, 2012, the Company terminated its relationship with the investor relations consultant hired on July 1, 2012.

As of November 14, 2012, there were 695,494,417 shares of common stock issued and outstanding.

Item 6 Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing date
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	☒

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN PET COMPANY, INC.
(Registrant)

By:	/S/ Barry Schwartz
Barry Schwartz, CEO
(On behalf of the registrant and as Principal Financial and Accounting Officer)

Date: November 14, 2012

