Form 10-Q/A
period 2012-09-30
ALL AMERICAN PET COMPANY, INC.
filed 2013-02-22
CIK 1362502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period ended September 30, 2012.

Commission file number 001-33300

ALL AMERICAN PET COMPANY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	91-2186665
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1100 Glendon Avenue, 17th Floor

Los Angeles, California

90024

(Address, including zip code, of principal executive office)

(310) 689-7335

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed from last report.
1880 Century Park East, Suite 1402, Los Angeles California 90067

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of November 14, 2012, the Registrant had outstanding 695,494,417 shares of $0.001 per value Common Stock, no shares of Preferred Stock, and warrants exercisable for 5,000,000 shares of Common Stock.

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, originally filed with the Securities and Exchange Commission on November 14, 2012 (the "Form 10-Q"), solely for the purpose of amending and replacing the facing page of the Form 10-Q and to report that effective January 1, 2013 we have moved our offices from 1880 Century Park East, Suite 1402, Los Angeles California 90067, to 1100 Glendon Avenue, 17th Floor, Los Angeles, California 90024. No other changes have been made to the Form 10-Q. This Amendment does not modify, amend or update in any way any of the financial or other information contained in the original filing and has not been updated to reflect events occurring subsequent to the filing of the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

ALL AMERICAN PET COMPANY, INC.

By: /s/ Barry Schwartz
Barry Schwartz, Chief Executive Officer, Chief Financial and Chief Accounting Officer

Date:  February 21, 2013