Form 10-K
period 2012-12-31
ALL AMERICAN PET COMPANY, INC.
filed 2013-06-17
CIK 1362502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33300

ALL AMERICAN PET COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-2186665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Glendon Avenue, 17th Floor
Los Angeles, California 90024	90024
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:   (310) 689-7355

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

Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ¨

Yes ☐    No ☒

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

As of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was $8,550,000, based upon the last reported sale price ($0.02) of the registrant's common stock on that date as reported by OTCMarkets.com. For the purposes of the foregoing calculation only, all of the registrant's directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares of Common Stock, $0.001 par value, outstanding on June 14, 2013 was 837,929,245 shares.

USE OF FORWARD LOOKING STATEMENTS IN THIS REPORT

This Annual Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, predictions regarding:

•	our business plan;

•	the commercial viability of our products;

•	the effects of competitive factors on our products ;

•	expenses we will incur in operating our business and revenues we will earn in operating our business;

•	our liquidity and sufficiency of existing cash;

•	the success of our financing plans; and

•	the outcome of existing, pending or threatened litigation.

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

The information contained in this Annual Report is as of December 31, 2012, unless expressly stated otherwise.

As used in this report, the term Company, we, us and our refers to All American Pet Company, Inc., a Nevada corporation, and its consolidated subsidiaries.

PART I

ITEM 1.

BUSINESS

Overview

All American Pet Company, Inc. and its consolidated subsidiaries (“AAPT”) develops and markets innovative first-to-market pet wellness products including super-premium dog food bars, dog food snacks and antibacterial paw wipes.

The executive offices are located at 1100 Glendon Avenue, 17th Floor, Los Angeles, California 90024. The office telephone number is (310) 689-7355.

The Company’s online sites are www.allamericanpetcompany.com, www.nutrabar.com, www.pawtizer.com, www.facebook.com/nutrabar, www.facebook.com/pawtizer, www.vetresearchlibrary.com, http://issuu.com/nutrabar and http://bewelllivelong.wordpress.com

The information on our websites are not, and shall not be deemed to be, a part of this report or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”)

History of the Company and its Current Status

All American Pet Company, Inc. was initially organized under the laws of the State of New York (“All American Pet Company, Inc. NY”) in February 2003. In January 2006, All American Pet Company, Inc. NY merged into All American Pet Company, Inc. a Maryland Corporation (“All American Pet Company, Inc. MD”). In June 2012, All American Pet Company, Inc. MD merged into a Nevada Corporation, (“All American Pet Company, Inc.”).

The Company has formed a number of wholly owned subsidiaries to provide for accountability of each of its operations. All American PetCo, Inc. was formed in January 2008 to provide corporate infrastructure and management services. All American Pet Brands, Inc. was formed in April 2009 to be the Company’s manufacturing and warehousing operation. In September 2009, the Company signed a license and distribution agreement with AAP Sales and Distribution, Inc. a third party company that obtained the rights to sell certain of the Company’s products on a non-exclusive basis. AAP Sales and Distribution, Inc.’s operations have been consolidated with All American Pet Company, Inc. based on accounting guidelines for Variable Interest Entities.

In 2010 and 2011, AAPT produced, marketed, and beta tested two super-premium dog foods under the brand names Grrr-nola®Natural Dog Food and Chompions®. We believe that both Grrr-nola®Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon.

In 2012, after the beta testing, the Company completed market research, proprietary scientific formulation and testing for an all-natural super premium bar category called NutraBar™ - original, low fat and senior formulas. It also produced proprietary formulations for two additional bars – Chomp Bar™ and Mutt Bar™. It has successfully launched its portable, convenient and functional NutraBar™ line of all natural true food super premium bars to both online and traditional brick and mortar retailers. Each gluten-free 4 ounce bar has a kCal equivalent of 8 ounces of super-premium dry dog food. The bars have been both manufactured and packaged by the Company since the fourth quarter 2012 and related sales commenced in 2013.

The Company has shown and announced to the U.S. market the first line of all-natural super premium dog treats called CHEWIES™, which comes in three flavors, and is preparing to market its CHEWIES™ line of flavored all-natural super-premium 27% protein dog treats.

During 2012, the Company also launched its PAWtizer™ line of wet wipes and spray, the pet care industry’s first alcohol-free, anti-bacterial dog cleaner.

The Company has never operated at a profit and is dependent upon additional financing to remain a going concern. Throughout 2012, the Company obtained equity capital in the amount of approximately $3,000,000 and continues to seek additional equity capital to sustain operations. The Company remains under significant financial strain, primarily because of its limited operating funds and a significant amount of past due debts. The limited amount of operating capital may preclude the Company’s ability to execute its manufacturing, marketing, and distribution objectives or to continue operations. As a result, the reports of the independent registered public accounting firms on the Company’s 2012 and 2011 consolidated financial statements include explanatory paragraphs expressing substantial doubt regarding the Company’s ability to continue as a going concern.

Products

The Company has developed a number of innovative pet wellness products. The Company is also in the process of developing new products, variations of existing products and other items that will complement and enhance the Company’s array of product offerings. The Company requires significant additional financing to market, manufacture and sell its existing products and to develop new products. Key components of the Company’s product offerings are described below:

NutraBar™

The Company has developed (and launched in 2013) the pet industry’s first dog food product packaged as a nutritional food bar. With three product lines targeting the super-premium dog food and dog treat segments, the Company’s all-natural bars are the equivalent of 8 ounces of dry kibble in a 4 ounce bar. These bars offer a high protein meal or snack without the inconvenience of bags and bowls. AAPT’s true food bars are formulated to contain a blend of natural ingredients and provide essential nutrients optimized to promote a dog’s nutrition, health, and vitality.

CHOMPBar™

The line contains 27% protein quad segmented 4 ounce bars with digestive fiber enhancements in addition to functional vitamin and mineral supplementation. It comes in original, low fat and senior formulas.

MUTTBar™

Mutt™Bar products contain 25% protein and are supplemented with omega 3 fatty acid to promote healthy skin and coat. They are fortified with vitamin and amino acids. The bars will also be a quad-segmented 4 ounce wrapped bar available singly, as well as in full-color display cartons of a dozen. They also come in original, low fat, and senior formulas.

CHEWIES™

The Company’s line of 27% high protein dog snacks will be made with the same nutritive ingredients as the food bars with additional flavorings added. CHEWIES™ will be packaged in 8 ounce and 16 ounce re-sealable pouches containing approximately 32 and 64 bite sized pieces.

PAWtizer™

The Company developed PAWtizer™ for the purpose of protecting the 53 million American families that are homes to 78 million dogs from infectious human germs such as MRSA, E. coli, Salmonella and other bacteria that are innocently picked up by dogs and transferred to humans. PAWtizer™ is the pet care industry’s first alcohol-free anti-bacterial dog cleaner. With PAWtizer™, the Company is delivering a product that research has shown to be more useful and effective than alcohol. PAWtizer™ is available in canisters of 100 and 45 count, chemically treated wet wipes that have been shown to kill 99.9% of the germs resident on a typical dog paw. PAWtizer|™ also comes in a convenient 8 ounce spray with Bitrex® added. Bitrex® is a “bittering” agent that will prevent dogs from licking their paws and thus extending the reach of the antibacterial effects of PAWtizer™.

The principal active ingredient in PAWtizer™ products is 0.13% Benzalkonium chloride, a germ reducing agent that has been widely accepted for use as a topical antiseptic for human cuts and scrapes and “leave on skin” cosmetics.

The Pet Industry

Indulgent pet parents will drive up demand for premium pet food and services

The Pet Food industry is growing rapidly with combined worldwide annual revenue of about $53 billion per year according to industry data provided by Tully and Holland in 2012. According to the 2011-2012 APPA’s (American Pet Products Manufacturers Association) National Pet Owners Survey, 53 million American families are homes to 78.5 million dogs.

The U.S. pet food and snack category is a $19.8 billion dollar a year market, with $12.6 billion spent exclusively on dog foods and treats according to the Euromonitor International 2011-2012 annual report. Euromonitor International breaks the market down as follows:

U.S. Pet Food Sales ($ Billions)

	2003	2010	2011 - 2012
Dog Food – Dry	$5.3	$7.7	$8.0 – $8.8
Dog Treats	$1.4	$2.2	$2.3 – $2.6

Source: Euromonitor International

Tully & Holland’s made higher estimates of the U.S. market size for dog foods and treats with $13.5 billion in 2012 and $12.7 billion in 2011.

The pet industry in the United States and many other countries is experiencing solid growth as Americans own more pets than ever before. Growth in the sector is derived both from increasing pet ownership, as well as from increased spending per pet. Pet pampering is becoming the norm, as pet owner spending has moved far beyond simple food and grooming expenses to include innovative and specialized premium products. Accordingly, people increasingly view their pets as part of the family and are willing to spend even during difficult economic times.

Approximately 53% of all households own more than one pet and dogs can be found in at least six out of ten homes. Other pet industry analysts are more optimistic. An overall rise in the number of pets in the U.S. and increased spending per pet are the main factors that will contribute to the pet’s industry expected growth in the years ahead. Even with the overall economic recovery taking longer than expected, annual revenue growth in pet products and services is anticipated to be approximately 5.7% through 2016 according to the U.S. Pet Market Outlook 2011/12. As the recovery takes hold, U.S. Pet Market Outlook 2011/12 also anticipates that household disposable income will rise even faster, and spending on pets will pick up even more.

The U.S. is the largest marketplace for dog treats.

According to the IBIS World "Animal Food Production in the US: Market Research Report", steady growth in pet ownership, spikes in feed prices and increasing demand from farm supplies wholesalers have contributed to industry revenue gains at an annualized rate of 4.2 percent since 2007. "The industry's future prospects are modest, with slow but sustained growth anticipated through the next five years. The forecast predicted a moderate increase in disposable incomes and, subsequently, pet ownership, which will likely drive demand for pet foods, a segment typified by high profit margins and brand-loyal consumers,” according to IBIS World industry analyst, Josh McBee. The recession did slow down the rate of growth of purchases, but revenue expansion remained strongly positive throughout the worst of the crisis. The stats reveal a CAGR (compound annual growth rate) of 6.7% from 1994 through 2010, including 4.8% in 2010.

The Pet Food Production industry provides sustenance for pets in the U.S. and around the world. Americans stood by their pets during the Great Recession in the 1930's, with canine ownership growing despite falling personal disposable income. As such, IBIS World industry analyst Josh McBee expects “that through 2017, demand for pet foods is once again anticipated to rise faster than GDP growth. A projected trend toward greater brand optimization will help manufacturers retain and expand market share during the period. Pet food producers’ claims are increasingly mirroring those of human food makers, touting healthy enrichments produced without preservatives or artificial flavors.” Furthermore, natural and functional pet foods have also increased in popularity. These products attract the highest margins, and demand remains relatively resilient since they target the premium segment of the buying market.

Demand for products that address deficiencies in commercial dog food is on the rise as the number of serious medical conditions in dogs grows.  These concerns have resulted in “natural” pet food becoming the double digit growth sector in the pet food industry.  Statistics show that more than 30 million dogs will have cardiac disease by the time they reach the age of 7.

According to Packaged Facts, the fastest growing segment of the companion animal market, is pet healthcare, with annual revenues of $34 billion (bigger than the toy, pasta, and baby food industries combined), and growing at about 15% per year.  People who are becoming educated regarding pet healthcare are driving the domestic pet market, which includes 78.5 million dogs in the U.S.  Driving this growth are people that tend to be at the top of their economic cycle and have a higher propensity to purchase healthy food products for their pets.  AAPT’s super premium dog food bars and treats are specially formulated by a leading canine nutritionist and can be part of a diet that decreases the impact of cardiac conditions, musculoskeletal stress, obesity, and Type I diabetes.

Human Food Bars

The Human Food Bar business was approximately $6.3 billion in 2012 according to Convenience Store News. The human food bar market demographics encompasses all age, sex and income brackets. Of the 78.5 million dog population in the U.S., management estimates the domestic market potential for dog food bars at $300-$400 million.

CHEWIES™ Treats

The U.S. is the largest market for dog treats. What sets CHEWIES™ apart from the competitors in the market space is its significant percentage of all natural super-premium chicken meal protein; 27%. Additionally, CHEWIES™ is a formula extension of the BARS, which assures consumers of a product their dogs will prefer while reducing the costs of manufacturing owing to utilization of common ingredients and manufacturing equipment. CHEWIES™ is all natural, but incorporates air borne aromatics to create a variety of unique flavors without impacting its “all natural” credential. CHEWIES™ will be available in peanut, cheese and bacon flavors packaged in vapor blocking re-sealable 8 ounce and 16 ounce bags.

Hand Sanitizer

Management is not aware of market or industry data for Pet Sanitizers. The Company believes that the consumer demographics of anti-bacterial dog paw wipes will be very similar to the primary consumers of hand sanitizers and baby wipes. These markets are dominated by women aged 21-34, new mothers and other females aged 50 and up. Many sanitary wipe consumers live within households with annual household incomes in excess of $70,000. Management believes that the demographics for the Pet Sanitizer business will be very similar to the hand sanitizer market. Approximately $152 and $146 million was spent on hand sanitizers in 2012 and 2011, respectively according to Drug Store Management. By extrapolating this data to 62% of U.S. homes that have dogs, management believes that the market potential for Pet Sanitizers is approximately $40-$50 million.

Marketing

The marketing of AAPT’s brands began in 2011 with the introduction of PAWtizer™, followed by the introduction of the three NutraBar™ lines in late 2012.  The Company continues to build awareness for their brands, mostly through electronic media and retail promotions.

The Company’s strategy is to build a national distribution footprint that will benefit from regional and national marketing campaigns. The Company has approached a broad range of mass merchants, pet centers, supermarket chains, drug store chains, and convenience store chains regarding selling AAPT products in their stores.  AAPT is currently an approved vendor to retail outlets with over 60,000 locations nationwide.  In addition to online sales through the nation’s largest online retailer, AAPT has developed a network of food brokers who have strong relationships with national retail chains representing over 125,000 stores that carry pet food, pet snacks and other pet products.  The Company has also brought in outside merchandising experts to market and increase public awareness of the Company’s products.

AAPT’s sales efforts are focused on setting sales and delivery dates for new product lines. We commenced online sales of PAWtizer™ in May of 2012 and retail sales of this product commenced in August 2012. We also commenced online sales and retail sales of NutraBar™ 2013. The Company is anticipating additional purchases to result from its vendor status with these retailers in 2013 and beyond. The Company will organically expand its sales from its core retailers to streamline introduction of other All American Pet Company products.

Educating the public regarding AAPT products and the benefits that dogs will receive from them is an important aspect of AAPT’s business.  The Company has employed advanced media and promotional techniques to educate consumers about the health benefits of their revolutionary pet wellness and dog food products.  It is our belief that consumer education will lead to increased sales of our products.  The current media-driven tools AAPT is using include direct marketing and data gathering programs, Internet marketing, strategic media, promotional alliances, traditional and non-traditional advertising campaigns, and national, local, and print news interviews.  The Company also intends to use loyalty mass mailers; “end-cap” displays and related sales promotions.

The Company intends to build a brand franchise combining Bars, Treats and anti- bacterial wipes with products designed for intellectual (more informed) purchase choices as opposed to emotional/impulse or novelty purchases, while focusing more on mixed breeds and offering products to both the pet owner and the pet. In order to reach the most convertible population of potential consumers at the lowest possible cost, the Company intends to initially use email, direct mail, twitter, video campaigns and other low cost/high impact techniques supported by social media.

The marketing of PAWtizer™ and NutraBar™ is a dual pronged approach consisting of email, Twitter, video campaign and other low cost high impact techniques directed at highly targeted lists of potential consumers within expected consumer demographics with simultaneous programs directed at Brand Influencers/Ambassadors.

Manufacturing

The Company is dependent upon one non-affiliated prime contract manufacturer with three non-affiliated component manufacturers to produce its PAWtizer™ product. The Company has one non-affiliated dry dog food manufacturer and one non-affiliated manufacturer of its NutraBar™ product line. AAPT purchases approximately 90% of the materials necessary for the production of their products from these third party sources.  The other 10% of the materials necessary for production comes from various packaging manufacturers, shipping companies, and other vendors of supplies.  AAPT does not maintain supply agreements with these parties, but instead purchases products through the use of purchase orders in the ordinary course of business.  AAPT is currently manufacturing NutraBar™ with a “human food grade” forming machine. The Company has acquired a substantial amount of the equipment necessary to become its own manufacturer at its leased facility in Shawnee, Kansas and management expects the manufacturing equipment to be fully operational by the 3rd quarter of 2013, subject to the availability of sufficient financing. The Company has also obtained the packaging and wrapping equipment necessary to wrap, carton, and case pack the NutraBar™ and CHEWIES™ lines for retail shipment and distribution. Management believes that there is adequate space and resources in the Shawnee, Kansas facility to execute all of these manufacturing objectives.

Competition

The pet food business is highly competitive.  Virtually all of the manufacturers, distributors, and marketers of pet food have substantially greater management, financial, brand recognition, research and development, marketing, and manufacturing resources than AAPT at the moment.  Competitors in the super-premium dog food market include, among others: Colgate-Palmolive Co., whose major brand is Hills’ Science Diet; Proctor and Gamble, whose major dog food brands are IAM’s and Eukanuba; and Nestle Corporation, whose major dog food brand is Purina.

There are several dog grooming aids and dog cleaners available in the marketplace. To the Company's knowledge, none of these products are alcohol free and anti-bacterial. Accordingly, there are several somewhat similar products to PAWtizer™, but in the view of the Company none of these products can be considered directly competitive in function and performance to the PAWtizer™ line of dog cleaners.

Presently, we believe AAPT is the only manufacturer of true food bars for dogs meeting the Association of American Feed Control Officials (AAFCO) standards of nutrition to be called a “food.”

Regulation

We are subject to a broad range of federal, state and local laws and regulations intended to protect public health, natural resources and the environment. Our operations are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (“FDA”), the Department of Agriculture (“DOA”) and various state and local authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Due to the widely publicized pet food recalls in the last few years, both our Company and our dog food suppliers are doing more quality assurance testing for salmonella, e-coli, and other potential contaminants. A task force has been established to assert more stringent “country of origin” labeling. We will be working with our suppliers and the FDA in solving this industry wide issue. In addition, we will require our suppliers to test all flour samples for salmonella and E.coli and with the new test curve set up to handle contaminants. AAPT will also be researching amino acid profiling of new suppliers to validate the legitimacy of protein sources.

Employees

As of December 31, 2012, the Company had 16 employees. Our employees are not subject to collective bargaining arrangements.

ITEM 1A.                            RISK FACTORS

An investment in our securities involves a high degree of risk. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this annual report. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

The Company faces a number of significant risks associated with its current plan of operations. These include the following:

Our business is difficult to evaluate because we have a limited operating history.

The Company was formed in February 2003, and has incurred losses in each period since commencing operations. From the time of our formation until the end of 2004, we formulated and tested our products. We did not begin to sell our products until the beginning of 2005 and were forced to stop manufacturing and selling our products in 2007 due to a lack of funding.  In 2011 and 2012, we developed new products, which to date, have generated limited revenues and the development of our business plan will require substantial capital expenditures. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including, but not limited to limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and the inability to respond effectively to competitive developments and to attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain a profitable operation, or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

We have never generated any significant revenues, have a history of losses, and cannot assure you that we will ever become or remain profitable.

We have not yet generated any significant revenue from operations and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to general and administrative expenses, and sales and marketing activities. We have funded all of our activities through sales of our securities.  We anticipate net losses and negative cash flow to continue for the foreseeable future until such time as revenue is generated in sufficient amounts to offset operating costs.  Due to limited financial resources, we have limited our sales and marketing efforts during the past year. Furthermore, we have a significant working capital deficit as of December 31, 2012. Consequently, we will need to generate significant additional cash from financing activities to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our sales and marketing efforts, and our ability to manufacture and sell our products. There can be no assurance that we will ever generate revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan.

We have a significant amount of past due debts.

As of December 31, 2012, we have a working capital deficit of $4,456,477. Furthermore, given our poor financial position and lack of liquidity, we have not fulfilled the terms of numerous debt settlement agreements that we have previously made and we have not repaid amounts we have borrowed under past note agreements. In addition, the Company is delinquent in the filing and payment of Federal and state payroll taxes. Significant management time and effort is required to manage past due debts and prioritizing cash payments made by the Company. Such obligations make it difficult for the Company to raise equity or debt funds, finance any capital expenditures, obtain terms for normal business operating expenses and, generally, to transact business.

We have limited commercial experience in marketing or selling any of our products, and unless we develop these capabilities, we may not be successful.

Even if we are able to develop and manufacture our products on a large scale, we have limited experience in operating our business in the volumes that will be necessary for us to achieve commercial sales and in marketing or selling our products to potential customers. We cannot assure you that we will be able to manufacture and deliver our products on a timely basis, in sufficient quantities, or on commercially reasonable terms.

We have been the subject of a going concern opinion from our independent registered public accounting firm, raising a substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its audit report in connection with our 2012 financial statements stating that because we have incurred a net loss of  $3,006,767 and a negative cash flow from operations of  $3,022,426 for the year ended December 31, 2012 and had a working capital deficiency of  $4,456,477 and a stockholders' deficiency of  $4,571,339 at December 31, 2012, there is substantial doubt about our ability to continue as a going concern.

Our continuing as a going concern is dependent on our ability to raise additional funds through private placements of our common stock or the issuance of debt securities sufficient to pursue our business plan to meet our current obligations and to cover operating expenses during 2013 and into 2014. Without immediate capital infusion in the near future, and without a significantly substantial infusion of capital within a short time thereafter, we may be forced to limit our operations severely, and may not be able to survive.  There is no assurance that we will be able to secure additional funding in the future, and in the event we are unable to raise additional capital in the near future, it is probable that any investment in the Company will be lost.

We have had negative cash flows from operations and our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

We have had negative cash flows from operations, and as of December 31, 2012, we have incurred significant expenses, and have incurred a significant amount of debt, in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our products to market. We do not have sufficient funds to satisfy our near-term cash requirements.

We need significant additional funds to maintain and develop our business.

We have a significant working capital deficit. Our current capital resources are insufficient to fund operations at the present time, and we will require substantial additional capital in order to sustain our operations, fund sales and marketing activities, pay for the manufacture of our products, and implement our business plan. Our ability to continue as a going concern is dependent on our ability to raise capital.

Although management is in discussions to arrange for one or more such financings, we cannot assure you that we will successfully negotiate or obtain such additional financing, or that we will obtain financing on acceptable or favorable terms, if at all. There are no commitments in place for such financings at this time. If we cannot obtain needed capital, when and as we need it, our sales and marketing plans, ability to manufacture products for sale, business, prospects, results of operations and financial condition and our ability to reduce losses and generate profits are likely to be materially and adversely affected.

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

Exposure to possible litigation and legal liability may adversely affect our business, financial condition and results of operations.

In the past, we have been exposed to a variety of litigation claims and there can be no assurance that we will not be subject to other litigation in the future that may adversely affect our business, financial condition or results of operations.

The cost of maintaining our public company reporting obligations is high. We expect to incur increased costs under the Sarbanes-Oxley Act of 2002.

We are obligated to maintain our periodic public filings and public reporting requirements, on a timely basis, under the rules and regulations of the SEC. In order to meet these obligations, we will need to continue to raise capital. If adequate funds are not available to us, we will be unable to comply with those requirements and could cease to be qualified to have our stock traded in a public market. As a public company, we have incurred and will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the SEC, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Effective disclosure controls and procedures and internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud generally. If we are unable to achieve and maintain adequate disclosure controls and procedures and internal controls, our business and operating results could be harmed. As described in Item 9A, as of December 31, 2012, we did not maintain effective disclosure controls and procedures and we did not maintain effective internal control over financial reporting.

Our stockholders face further potential dilution in any new financing.

During 2012, the Company issued a significant number of shares of its common stock. Any additional equity that we raise would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the low price of our common stock, such dilution in any financing of a significant amount could be substantial.

Our stockholders face further potential adverse effects from the terms of preferred stock which may be issued in the future.

In order to raise capital to meet expenses, or to engage in extraordinary transactions such as the acquisition of a business, our Board of Directors may seek to issue additional stock, including preferred stock. Any preferred stock which we may issue may have voting rights, liquidation preferences, redemption rights and other rights, preferences and privileges. The rights of the holders of our common stock will be subject to, and in many respect subordinate to, the rights of the holders of any such preferred stock. Furthermore, such preferred stock may have other rights, including economic rights, senior to our common stock that could have a material adverse effect on the value of our common stock. Preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, can also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of the Company.

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

The pet food business is highly competitive.  Virtually all of the manufacturers, distributors and marketers of pet food have substantially greater management, financial, research and development, marketing and manufacturing resources than we do. Competitors in the super-premium pet food market include, among others: Colgate-Palmolive Co. (Hills' Science Diet), Iams Co. and Nestle’s Purina brands. Brand loyalty to existing products may prevent us from achieving certain sales objectives. Additionally, the long-standing relationships maintained by existing premium pet food manufacturers with veterinarians and pet breeders may prevent us from obtaining professional recommendations for our products. In addition, we compete with private label supermarket dog foods, as well as premium dog foods offered in the specialty pet stores. Although the dominant existing premium pet food brands are not currently available in supermarkets and mass merchants, there can be no assurance that this situation will continue. In addition, there are no barriers to prevent the entry of such brands into the supermarket and mass merchant distribution channel, and in the event we fail to meet sales goals determined by them for our products they could cease shelving our products in their stores or replace our products with those of our competitors.  The entrance into the supermarket or mass merchant distribution channel of an existing or new premium pet food by any of our competitors could have a material adverse effect on the Company. If we are not successful in competing in these markets, we may not be able to attain our business objectives.

If we are unable to market our products to compete with new or existing products developed by well-established competitors, our business will be negatively affected.

Our potential success with Pawtizer™, Mutt™ Great Food for Great Dogs and NutraBar™ brands is significantly dependent upon our ability to market, develop, promote and deliver the brand.  As is typical with new products, demand for and market acceptance of new products is subject to uncertainty. Achieving market acceptance for new products may require substantial marketing and other efforts, and the expenditure of significant funds to create customer demand. There can be no assurance that our efforts will be successful. In addition, the failure of new products to gain sufficient market acceptance could adversely affect the image of our brand name and the demand for our products in the future.

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

We do not have the required financial and human resources or capability to manufacture our own products.  Until we obtain these resources and capabilities, if ever, our business model calls for the outsourcing of the manufacturing of our products. We must enter into agreements with other companies that can assist us and provide certain capabilities, including sourcing and manufacturing, which we do not possess. We may not be successful in entering into such alliances on favorable terms or at all. Even if we do succeed in securing such agreements, we may not be able to maintain them. Furthermore, any delay in entering into agreements could delay the production or commercialization of our products or reduce their competitiveness even if they reach the market. Any such delay related to such future agreements could adversely affect our business.

We have been and will continue to be materially dependent on a limited number of non-affiliated third parties for the manufacture and production of our products.

The Company is dependent upon one non-affiliated prime contract manufacturer with three non-affiliated component manufacturers to produce its PAWtizer™ product. The Company has one non-affiliated dry dog food manufacturer and one non-affiliated manufacturer of its NutraBar™ product line. We do not maintain supply agreements with these parties, but instead purchase products through the use of purchase orders in the ordinary course of business. We will be substantially dependent on the ability of these parties to, among other things, meet our performance and quality specifications. Failure by these parties to comply with these and other requirements could have a material adverse effect on the Company. Furthermore, these parties may not dedicate sufficient production capacity to meet our scheduled delivery requirements, and they may not have sufficient production capacity to satisfy our requirements during any period of sustained demand. Their failure to supply, or their delay in supplying us with products, could have a material adverse effect on the Company.  In addition, the success of our products is significantly dependent on mass merchant, pet centers, drug stores, and supermarket demand for our products, and if we fail to secure orders from mass merchant, pet centers, drug stores or supermarkets for our products (and any subsequent decrease in such orders) would have a material adverse effect on us.

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

We may be exposed to product liability claims and adverse public relations if consumption or use of our products is alleged to cause injury or illness. Because the Company self-insures its product liability exposures, a product liability judgment against us or our agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which could potentially require us to cease operations. In addition, even if product liability claims against us are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming, and may require management to spend time defending the claims rather than operating our business. Product liability claims, or any other events that cause consumers to no longer associate our brand with high quality and safety may decrease the value of our brand and lead to lower demand for our products. Product liability claims may also lead to increased scrutiny of our operations by federal and state regulatory agencies, and could have a material adverse effect on our brands, business, results of operations and financial condition.

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

We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, as well as sales declines, which would negatively impact our cash flows. In addition, a product recall may require significant management attention. Product recalls may damage the value of our brand and lead to decreased demand for our products. Product recalls may also lead to increased scrutiny by federal, state and local regulatory agencies, and could have a material adverse effect on our brand, business, results of operations and financial condition.

Our lack of product and business diversity could inhibit our ability to adapt our business to industry changes and developments.

We are currently engaged in the dog food business and other pet wellness products targeting dogs. Additionally, our efforts to date have been concentrated in high-end products and super-premium dry dog foods. Our current business plan is focused on the development, manufacturing and sale of dog sanitizers and nutrition treats. This lack of diverse business operations exposes us to significant risks. Our future success may be dependent upon our success in developing and expanding our areas of concentration and upon the general economic success of the dog food industry. In addition, decline in the market demand for our products could have a material adverse effect on our brand, business, results of operations and financial condition.

We are highly dependent upon our marketing efforts.

The success of our business is significantly dependent on our ability to market our products to supermarkets, grocery stores, mass merchants, drug stores, and specialty pet stores, as well as the general public. We will be required to devote substantial management and financial resources to these marketing and advertising efforts, and it is possible we will not be successful in these efforts.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Barry Schwartz, our Chief Executive Officer, and a director of the Company; and Lisa Bershan, our President and a director of the Company. The loss of the services of either Mr. Schwartz or Ms. Bershan, who are husband and wife and are the only two Company directors, may significantly delay or prevent the achievement of product development and other business objectives. If we lose their services, or do not successfully recruit key personnel, the growth of our business could be substantially impaired. At present, we do not maintain key person insurance for any of our senior management.

The Company’s Board of Directors does not adequately provide management oversight and accountability.

The Company’s Board of Directors is presently comprised of only two individuals and they are also the Company’s Chief Executive Officer and President. Furthermore, these two individuals are husband and wife. As a result of this corporate structure, the Board of Directors is not independent of management, and therefore, has no ability to oversee management’s financial and operational performance and hold management accountable for the achievement of the Company’s goals and objectives.

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

Our stock is currently quoted on the Over the Counter (“Pink Sheets”). Being quoted on the Pink Sheets has made it more difficult to buy or sell our stock and from time to time has led to a significant decline in the frequency of trades and trading volume. Continued trading on the Pink Sheets will also likely adversely affect the Company’s ability to obtain financing in the future due to the decreased liquidity of the Company’s shares and other restrictions that certain investors have for investing in Pink Sheets  traded securities. While the Company intends to seek listing on the NASDAQ Stock Market (“NASDAQ”) or another stock exchange, when the Company is eligible, there can be no assurance when or if the Company’s common stock will be listed on NASDAQ or another stock exchange.

The market price of our stock is subject to volatility.

Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk. The market price of our common stock could fluctuate widely in response to many factors, including:

·	announcements of product innovations by us or our competitors;

·	announcements of new products or new customers by us or our competitors;

·	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

·	conditions and trends in our industry;

·	general economic, political and market conditions and other factors; and

·	the occurrence of any of the risks described in this report.

You may have difficulty selling our shares because they are deemed “penny stocks”.

Because our common stock is not quoted on the NASDAQ Global Market or NASDAQ Capital Market or listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are presently located at 1100 Glendon Ave, 17th Floor, Los Angeles, California 90024. The Company leases 1,000 square feet of office space for $5,326 per month for its corporate offices on a month-to-month lease. The Company also subleases 19,000 square feet of a 33,000 square foot warehouse located at 8310 Hedge Lane Terrace, Shawnee, Kansas.

The Company utilizes the Shawnee premises for light manufacturing, business offices and warehouse storage facilities.  The Shawnee facility lease commenced on April 16, 2012 and runs for a 5 year minimum term with monthly rent of $8,371, taxes of $2,336, insurance of $218, and $110 in common area maintenance fees, plus utilities, as incurred. The Company also holds an option to purchase the entire property at the expiration of the third year of the lease at a price based upon the most current assessment of the County Appraiser’s office and on terms acceptable to the Lessor and us.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various litigation involving vendors, former employees, and a promissory noteholder.

Vendors

As of December 31, 2011, one vendor had a settlement agreement for $20,000. During 2012, six vendors made claims or were awarded judgments against the Company for a total of $364,473, and related payments of $2,000 were made. The balance outstanding to these vendors at December 31, 2012, was $382,473 and such amount has been accrued for in the Company’s December 31, 2012 consolidated balance sheet.

On July 23, 2012, a vendor filed an action against the Company and certain officers as individuals for an original $150,000 judgment previously awarded in arbitration, 4.75% interest, legal fees of $49,950, and other fees of $4,981. The action has not been heard by a court. The Company has recognized $221,463 in its December 31, 2012 consolidated balance sheet relating to this matter.

Former Employees

As of December 31, 2011, six former employees made claims or were awarded judgments against the Company for a total of $211,961. During 2012, one former employee entered into a settlement agreement for $50,000, and there were no payments. The balance outstanding at December 31, 2012 was $268,245, and includes accrued interest. Such amount has been accrued for in the Company’s December 31, 2012 consolidated balance sheet.

On April 6, 2010, the Company settled litigation with one of the six former employees. Terms of the settlement required the former employee to place 400,000 shares of Company stock valued at $52,000 in an escrow account in exchange for an initial payment of $8,000 and 27 monthly payments of $1,571. The Company will receive the shares of Common stock after all of the payments have been made. The Company made no payments in 2012 and $3,342 in 2011. The outstanding balance at December 31, 2012 and 2011 was $31,432.

On February 3, 2011, through mediation, the Company settled litigation with one of the former six former employees. Terms of the settlement required the former employee to place 750,000 shares of Company stock valued at $90,000 in an escrow account in exchange for 14 monthly payments of $6,576. The Company will receive the shares of Common stock after all of the payments have been made. The Company made no payments in 2012 and $2,069 in 2011. The outstanding balance at December 31, 2012 and 2011 was $90,000.

On January 18, 2013, All American Pet Company,  Inc. (the “Company”) filed an action entitled All American Pet Company, Inc. vs. Eric Grushkin et al, in the Superior Court of the State of California, County of Los Angeles, West District against defendant Eric Grushkin (Case Number: SC119776).  As previously announced, on January 11, 2013,  the Company was made aware that a former employee sent communications that contained intentionally misleading and harmful disclosures as well as confidential information regarding the Company to a selected group of shareholders. These communications included allegations that the Company’s chief executive officer and president engaged in acts of malfeasance, misfeasance and negligence in the management and conduct of the Company business. The Company believes that this employee made multiple unauthorized disclosures of confidential information and misinformation to these shareholders on January 10, 2013 and thereafter. The complaint seeks damages and injunctive relief for:

1.	breach of contract

2.	misappropriation of trade secrets

3.	intentional interference with prospective economic advantage

4.	breach of fiduciary duty

5.	violation of computer fraud and abuse act, and

6.	conversion

Motions made by the defendant to remove to U.S. District Court and then to Dismiss have been denied. Other motions by the defendant have also been denied. This matter is currently pending in California State Court.

Promissory Noteholder

On August 9, 2012, the Company settled litigation with the holder of a promissory note for $300,000. Interest accrues at 8%. Terms of the settlement require quarterly payments of $30,000 beginning October 1, 2012. Total payments during 2012 were $80,000. The outstanding balance as of December 31, 2012, was $227,281 inclusive of accrued interest.

In the event of default, the noteholder can enter a stipulated judgment against the Company and certain officers as individuals in the amount of $1,197,190. As of the date of this filing, the Company has not made the required January 1 or April 1, 2013 payments and the noteholder has not filed the stipulated judgment against the Company.

From time to time, we are involved in other litigation arising in the normal course of business. Management believes that resolution of these other matters will not result in any payment that, in the aggregate, would be material to our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

The table below represents the quarterly high and low bid prices for the Company’s common stock, quoted under the symbol “AAPT.PK”, for the last two fiscal years as reported by OTCMarkets.com.

	2011		2012
	High	Low	High	Low
First Quarter	$0.045	$0.006	$0.01	$0.01
Second Quarter	$0.030	$0.010	$0.07	$0.01
Third Quarter	$0.020	$0.001	$0.04	$0.01
Fourth Quarter	$0.005	$0.001	$0.04	$0.01

As of June 14, 2013, there were approximately 269 holders of record of our common stock.

Dividends

The Company has never declared or paid a cash dividend to stockholders. The board of directors presently intends to retain any earnings, which may be generated in the future to finance Company operations.

Capital Stock

All American Pet Company, Inc. was initially organized under the laws of the State of New York (“All American Pet Company, Inc. NY”) in February 2003. In January 2006, All American Pet Company, Inc. NY merged into All American Pet Company, Inc. a Maryland Corporation (“All American Pet Company, Inc. MD”). All American Pet Company, Inc. MD was formed under Maryland law on January 4, 2006 with 50,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. On October 13, 2009, All American Pet Company, Inc., MD, held a stockholders’ meeting and the stockholders voted to increase the authorization of common stock from 50,000,000 shares to 250,000,000 shares.  On February 28, 2011, All American Pet Company, Inc. MD held a stockholders meeting and voted to increase the authorized number of $0.001 par value Common stock from 250,000,000 to 500,000,000.In June 2012, All America Pet Company, Inc. MD merged into a Nevada Corporation, All American Pet Company, Inc. Concurrent with the merger into All American Pet Company, Inc., the Board of Directors voted to increase the authorized number of common shares outstanding to 1,010,000,000. In June 2013, our authorized number of common shares was increased to 3,000,000,000.

Private Offerings of Common Shares

During the year ended December 31, 2012, the Company received and accepted subscriptions for 285,544,000 shares of unregistered common stock at $0.01 per share. The sale of equity securities resulted in a capital increase of $ 3,012,441, after offering costs. The Company recorded a $677,156 common stock payable at December 31, 2012 to reflect the value of the 77,598,571 of common shares not yet issued for cash receipts and $187,894 of common stock value earned by various consultants during the year ended December 31, 2012. As of December 31, 2012, there were 695,494,866 shares issued and outstanding.

Conversion of Preferred Stock to Common Stock

On February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock (the “Share Guarantee”).  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or the market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company is obligated to issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000.

The Share Guarantee was subsequently amended to extend the Liquidation Period described above to March 31, 2011 and those amendments required the Company to issue 6,000,000 shares of common stock with a fair value of $400,000 in 2010. In connection with the Share Guarantee, the Company recognized an additional expense, and a corresponding accrued liability, of $600,000 in 2010.

In October 2012, the Share Guarantee was amended, subject to the Company’s ability to satisfy certain required payments and other conditions. As the Company did not satisfy its contractual obligations, the amendment was cancelled and became null and void.

Although the Company’s contractual obligations under the Share Guarantee terminated in 2011, management intends to fulfill the Company’s obligations under the related agreements and amendments.  Based on the $800,000 amount of the guarantee, amounts realized by the counterparties from selling related shares, and the number of shares the counterparties have left to sell, management estimates the Company’s obligation under the Share Guarantee to be $400,000 as of December 31, 2012.

Warrants

There were no warrants issued in 2012 and 2011.  As of December 31, 2012, the Company has 5,000,000 warrants outstanding with a weighted average exercise price per share of $0.17. The warrants were issued to the Chief Executive Officer and the President and expire in August 2018.

Stock Receivable

As described under “Legal Proceedings”, on April 6, 2010, the Company settled litigation with a former controller in which the former controller agreed to return 400,000 shares of Company stock valued at $52,000 in exchange for $8,000 and payments of $1,571 over a 27 month period. The former controller delivered the shares to an escrow agent and the escrow agent will return all of the shares to the Company once all of the payments are made to the former employee.   In addition, on February 3, 2011, through mediation, the Company and a Federal Bankruptcy Trustee settled litigation with a former sales person in which the former employee would return 750,000 shares of Company stock valued at $90,000 in exchange for payments of $92,069 over a 14 month period. The Federal Bankruptcy trustee will return all of the shares to the Company once all of the payments are made to the Bankruptcy Trustee.  The Company has recorded a $90,000 liability to the former sales person and a $90,000 common stock receivable for the shares being held by the bankruptcy trustee. As of December 31, 2012 and 2011, common stock receivable aggregated $142,000.

Common Shares to Vendors and Consultants

During the year ended December 31, 2011, the Company did not issue shares of common stock to consultants, vendors and/or professionals for services rendered. During the year ended December 31, 2012, the Company issued 10,650,000 shares of unregistered common stock with a fair value of $187,894 to consultants, vendors and/or professionals for services rendered.

Related Party Transactions

On March 6, 2012, the Board of Directors, comprised of the Chief Executive Officer and the President, who are husband and wife, authorized the Company to execute a Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with the Chief Executive Officer, Barry Schwartz and the President, Lisa Bershan. The Grid note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. On March 1, 2013, this Note was renewed with the following changes to the terms: Interest rate was lowered to 6.5% per year and the maturing date was amended to be due and payable not later than 48 months from the original issue date of the Revolving Grid Note. See Form 8-K filed on March 1, 2013. As of December 31, 2012, no advances on the Note were made. As of June 14, 2013, a total of $521,000 has been advanced to the Company on this Grid Note whereby increasing the holders’ beneficial ownership by 236,818,181 shares of common stock. As of June 14, 2013, no portion of this Note has been converted into shares of common stock.

During the year ended December 31, 2012, the Company made advances to, and received advances from, an entity owned by the Company’s Chief Executive Officer. These advances are not collateralized and do not bear interest. As of December 31, 2012, no amounts are due from and no amounts are due to this related entity.

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

The Plan shall be administered by the Board of Directors, subject to the Company’s Bylaws, all decisions made by the Directors in selecting eligible Common Stockholders, establishing the number of shares, and construing the provisions of this Plan shall be final and conclusive. Shares shall be granted only to Professionals, Consultants and Employees that are within that class for which Form S-8 is applicable.

During the years ended December 31, 2012 and 2011, no common shares were issued under the Plan.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

Pursuant to item 301(e) of Regulation S-K, smaller reporting companies are not required to provide the information required by this section.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

All American Pet Company, Inc. (“AAPT” and the “Company”) is a developer and marketer of innovative pet wellness products including super premium dog foods and antibacterial wipes. In 2011, AAPT produced, marketed, and sold two super-premium dog foods under the brand names Grrr-nola®Natural Dog Food and Chompions®. Both Grrr-nola®Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon. The Company has launched its line of PAWtizer™ pet wipes and spray, the pet care industry’s first alcohol-free anti-bacterial dog cleaner. The Company has also announced and is preparing to market its Mutt™ Great Food for Great Dogs super premium dry kibble dog food, and its NutraBars™ line of portable, convenient and functional, super premium 4 ounce dog food bars. Each 4 ounce bar has a kcal equivalent of 8 ounces of super premium dry dog food.

History of the Company and its Current Status

All American Pet Company, Inc. was initially organized under the laws of the State of New York (“All American Pet Company, Inc. NY”) in February 2003. In January 2006, All American Pet Company, Inc. NY merged into All American Pet Company, Inc. a Maryland Corporation (“All American Pet Company, Inc. MD”). In June of 2012, All America Pet Company Inc. merged (the “Merger”) into a Nevada Corporation (“All American Pet Company, Inc.”). The Company has formed a number of wholly owned subsidiaries to provide for accountability of each of its operations. All American PetCo, Inc. was formed in January of 2008 to provide corporate infrastructure and management services. All American Pet Brands, Inc. was formed in April of 2009 to conduct the Company’s warehousing and manufacturing operation. In September of 2009 the Company signed a license and distribution agreement with AAP Sales and Distribution Inc., a third party company that obtained the rights to manufacture and sell certain of the Company’s products on a non-exclusive basis. AAP Sales and Distribution Inc.’s operations have been consolidated with All American Pet Company, Inc. based on accounting guidelines for Variable Interest Entities. As used in this report, the terms “The Company” and “AAPT” refers to All American Pet Company, Inc. MD before the Merger, and to All American Pet Company, Inc., and its wholly owned subsidiaries and Variable Interest Entities after the Merger.

The Company has never operated at a profit and is dependent upon additional financing to remain a going concern. Although the Company obtained approximately $3,000,000 from the sale of the Company’s unregistered common stock during 2012, the Company requires substantial capital to execute its business plan and pay its debts. The Company remains under significant financial strain primarily because of its low level of sales, past due debts and limited operating funds. The limited amount of operating capital may preclude the Company’s ability to execute its manufacturing, marketing, and distribution objectives or to continue operations. No assurance can be given that the Company will secure adequate funds to sustain operations or that it will continue as a going concern.

Our executive offices are located at 1100 Glendon Ave., 17th Floor, Los Angeles, California 90024 and our telephone number at that location is (310) 689-7355.  Our websites are www.allamericanpetcompany.com, www.nutrabar.com, www.pawtizer.com, www.facebook.com/nutrabar, www.facebook.com/pawtizer, www.vetresearchlibrary.com, http://issuu.com/nutrabar and http://bewelllivelong.wordpress.com. The information on our websites are not, and shall not be deemed to be, a part of this report or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Liquidity, Capital Resources and Going Concern

Our liquidity requirements arise principally from our working capital needs, including the cost of goods, inventory, marketing, officer compensation and payroll and general and administrative costs. In the future, we intend to fund our liquidity requirements through a combination of cash flows from operations and external financings.

Our principal sources of liquidity have been sales of equity securities and borrowings. To meet our current requirements to operate, the Company has sold unregistered common stock and is currently attempting to undertake the sale of additional equity securities. As new funds are obtained, our principal uses of capital are to meet our operating requirements, production, marketing and advertising expenditures, and make investments in inventory and equipment. Additional funds could be used to reduce past due taxes and other debts and payables. Until cash generated from operations is sufficient to satisfy our future liquidity requirements, we will be investigating purchase order and accounts receivable funding from different sources, as well as other sources of capital. We will also be looking to seek equity capital through the issuance of additional common stock. As of December 31, 2012, there were no commitments or other known sources for this funding other than a $1,000,000 credit facility commitment from the Company’s, Chief Executive Officer, Barry Schwartz, and President, Lisa Bershan, provided to the Company in March 2012. On March 1, 2013, this credit facility was renewed with the following changes to the terms: Interest rate was lowered to 6.5% per year and the maturing date was amended to be due and payable not later than 48 months from the original issue date of the Revolving Grid Note. As of December 31, 2012, no advances were made under this facility. As of June 14, 2013, a total of $521,000 has been advanced to the Company under the amended credit facility and such amount is convertible into 236,818,181 shares of the Company’s common stock. Our need for significant future funding will likely result in significant additional dilution to our stockholders.

Because of our lack of funding and limited ability to adequately market our products, the Company has experienced slotting fees in excess of gross sales, and incurred high costs in manufacturing and marketing our products. Further, the Company has incurred significant fixed costs, including officer compensation, occupancy and public company costs. As a result, we have experienced large operating losses and negative cash flow. We have funded our operations primarily through the issuance of equity securities and debt. Additional capital infusions will be needed to manufacture, distribute and promote our products, sustain operations and make payments and settlements of existing debts and obligations. We believe that our future profitability will depend on the commercial and consumer acceptance of our products, effective marketing strategies, efficient production and proper execution of our business plan, as to all or any of which, no assurance can be given. Additionally, success with our external financing strategies will be needed to effectuate our business plans. Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential, particularly for newly introduced products, is unproven. Furthermore, there can be no assurance that our external financing strategies will yield any capital or the amount of capital necessary to execute our business plan.

In its report in connection with our 2012 consolidated financial statements, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Results of Operations for the Year Ended December 31, 2012 compared with the Year Ended December 31, 2011

The following discussion of the results of operations should be read in conjunction with our consolidated financial statements and notes thereto for each of the years ended December 31, 2012 and December 31, 2011 included in this Annual Report.

For the year ended December 31, 2012, gross sales decreased $35,025 from prior year due to the suspension of sales of both Grrr-nola® Natural Dog Food and Chompions® combined with the delay in going to market with two new products: PAWtizer™ and NutraBar™. Net sales for the year ended December 31, 2012 increased $106,854 over the prior year due to the absence of slotting fees in 2012. Cost of goods sold decreased from $58,670 to $10,463 in the year ended December 31, 2012, consistent with the decrease of sales. Sales in 2012 related principally to sales of PAWtizer™ and the Company’s gross margin on these sales was 58%.

For the year ended December 31, 2012, sales and marketing expenses increased by $65,872, from $417,208 in the year ended December 31, 2011 to $483,080 in the year ended December 31, 2012. The increase is attributable to advertising expenses required to bring two new products, PAWtizer™ and NutraBar™, to market.

General and administrative expenses increased by $1,202,477, from $1,512,550 in the year ended December 31, 2011 to $2,715,027 in the year ended December 31, 2012. This increase is primarily attributable to an increase of executive compensation in the amount of $341,172, increased facility expense for the Shawnee, Kansas factory and warehouse of $343,648, and increased payroll expense of $343,706 required to bring the new products to market.

During the year ended December 31, 2012, the Company recognized a gain on debt forgiveness to a former officer in the amount of $131,911, which was partially offset by other losses attributable to settlements and judgments resulting in a net gain on forgiveness of debt of $79,851. The Company also recognized a gain of $200,000 attributable to an adjustment to the Share Guarantee liability as discussed in Item 5.

Inventories grew in 2012 resulting in an inventory balance of PAWtizer™ in the amount of $715,869 by December 31, 2012. Investments in machinery and equipment grew from $2,542 as of December 31, 2011 to $69,366 as of December 31, 2012 consistent with the build-out of facilities necessary to begin production of NutraBar™. Deposits were made for other production equipment not received by December 31, 2012 in the amount of $79,490.

Impact of Recently Issued Accounting Statement

See Note 3 to the Notes to Consolidated Financial Statements – “New Accounting Pronouncements.”

Critical Accounting Policies/Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that, of the significant accounting policies discussed in our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

Revenue Recognition, Sales Incentives and Slotting Fees

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers.  The Company’s revenue arrangements with its customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts.  These costs are typically referred to collectively as “trade spending.” Pursuant to ASC Topic 605, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. Slotting fees refer to arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, we expense the slotting fee at the time orders are first shipped to customers.

Stock-based compensation

The Company records stock-based compensation in accordance with the guidance in ASC Topic 718, which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included on pages F-1 to F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our consolidated financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

•	Inadequate resources. The Company did not consistently maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, SEC experience and training to (i) ensure the timely and accurate preparation of interim and annual financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), (ii) effectively segregate certain incompatible functions, and (iii) remediate previously communicated deficiencies. In addition, the Company placed substantial reliance on manual procedures and detective controls that lacked adequate management monitoring for compliance.

•	Control environment. We did not maintain an effective control environment. Specifically, we did not maintain: (i) a documented risk assessment process that adequately addresses COSO objectives, (ii) sufficient anti-fraud controls, including a whistleblower program, formal written policies and procedures for the review and approval of transactions with related parties, a qualified and independent audit committee, and directors that are independent of management, (iii) adequate monitoring of existing controls over financial reporting and individual and corporate performance against expectations, (iv) appropriate human resource policies, such as background investigations and consistent performance reviews for key personnel, and (v) adequate documentation of actions taken by the Board regarding: fraud oversight, review and approval of external financial statements, actions supporting executive performance and compensation.

•	Period-end financial reporting processes. Effective controls over period-end financial reporting processes were not maintained to effectively ensure: (i) significant agreements, or amendments thereto, are analyzed and accurately accounted for in the proper period, (ii) key reconciliations, account analyses, and summaries are performed and approved with appropriate resolution of reconciling items in a timely manner, (iii) journal entries, both recurring and non-recurring, are analyzed and approved, (iv) the resulting financial information, statements and disclosures are reviewed and appropriate checklists are used for compliance with U.S. GAAP, (v) monthly closing quality control checklists were used consistently and thoroughly to ensure all financial reporting procedures and controls were performed, and (vi) documented reviews of financial results are compared to budgets and expectations.

•	Cash expenditures. Effective controls related to expenditures were not maintained. Specifically, controls were not properly designed or operating effectively to ensure: (i) officer compensation, including benefits, are authorized, reviewed and approved on a timely basis, and are in accordance with contractual agreements and (ii) expenditures made by management contained adequate and appropriate supporting documentation to establish the related business purpose of the expenditure.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period. We are developing specific action plans for each of the above material weaknesses. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period since our last quarterly report (September 30, 2012) and the date of this filing that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

On January 30, 2013, the Board of Directors approved a private placement offering of up to 200,000,000 shares of common stock at $0.01 per share.  This offering expired on February 28, 2013. On March 1, 2013, the Boarded of Directors approved a private placement offering of up to 285,714,000 shares of common stock at $0.007 per share.

On February 26, 2013, the Board of Directors authorized the Company to amend the Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with Chief Executive Officer, Barry Schwartz, and President, Lisa Bershan, dated March 6, 2012. The amendment reduced interest to 6.5% per year, extended the maturity date to four years, and extended the conversion date to October 31, 2013. Borrowings made under this credit facility may be converted by the Chief Executive Officer and President into shares of the Company’s common stock at a conversion price of $0.0022 per share. As of June 14, 2013, Mr. Schwartz and Ms. Bershan have loaned $521,000 to the Company under the terms of the grid note, and such amount is convertible into 236,818,181 shares of the Company’s common stock.

On February 12, 2013, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $103,500, less a $3,500 fee.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on November 12, 2013.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.

On June, 2013, the Board of Directors voted to increase authorized shares of common stock from 1 billion ten million to 3 billion shares. As of June 14, 2013, there were 837,929,245 shares of common stock issued and outstanding and 77,598,571 subscribed but not yet issued.

During the periods from January 1, 2013 to June 14, 2013, the Company received and accepted subscriptions for 2,500,000 shares of common stock at $0.02 per share and 93,455,771 shares of common stock at $0.007 per share. The sales of equity securities resulted in a capital increase of $704,190, before offering costs. Had the current balance of the Grid Note ($521,000) been converted into shares, shares of common stock issued and outstanding would increase to 1,074,747,426. (See ITEM 7, Liquidity, Capital Resources and Going Concern).

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is certain information regarding our directors and executive officers:

Name	Position	Age	Director Since
Barry Schwartz	Chief Executive Officer, and Chairman of the Board of Directors	67	February 2003
Lisa Bershan	President, Secretary and Director	57	February 2003

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

Lisa Bershan became President in January of 2007. She also held the positions of Executive Vice President, Secretary and a director of the Company since its inception in February 2003. In 1978, Ms. Bershan founded Incredible Edibles, a chain of gourmet stores, which she sold in 1986 to Piedmont Specialty Foods. Ms. Bershan was the President and Chief Executive Officer of Incredible Edibles during this time and also served on its Board of Directors. From 1986 to 1994, Ms. Bershan served as Vice President and Director of Sales with Piedmont Specialty Foods where she helped launch numerous snack food products into major supermarket chains. In 1994, Ms. Bershan founded Lisa's Gourmet Snacks, where she served as President and Chief Executive Officer and marketed unique foods including the first baked chips under the Lisa's Incredible Edibles brand. In 1999, she founded Java Joint Candies, a unique caffeine enhanced product and served as its President and Chief Executive Officer until 2001. Ms. Bershan was a consultant between 2001 and the time she co-founded the Company in 2003.

Mr. Schwartz and Ms. Bershan are husband and wife and are the Company’s only directors and officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Corporate Governance

The Company’s Code of Ethics will be provided without charge to any stockholder upon written request made to Secretary, All American Pet Company, Inc., 1100 Glendon Ave., 17th Floor, Los Angeles, California 90024. The information on our website is not, and shall not be deemed to be, a part of this proxy statement or incorporated by reference into this or any other filing we make with the SEC.

Because of our small size and limited resources, we do not presently have an Audit Committee, Compensation Committee or Nominating/Corporate Governance Committee.  Our board of directors consists of Mr. Schwartz, and Ms. Bershan, who are husband and wife.  Neither Mr. Schwartz, nor Ms. Bershan are independent as defined under NASDAQ Marketplace rules.  The Company intends to seek independent directors and create standing committees of the board as the Company’s growth and financial conditions warrant.

We have adopted a code of ethics that applies to our Chief Executive Officer and Principal Finance and Accounting officer or persons performing similar functions (as well as our other employees, if any, and directors).

Meetings of the Board

The Board acted by written consent 7 times in 2011 and 24 times in 2012. Mr. Schwartz and Ms. Bershan attended 100% of the aggregate number of meetings of the Board and committees on which the director served in 2011 and 2012.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen-sation ($)		Total ($)
Barry Schwartz,
CEO/Director	2012	$195,255	$136,179	$0	-0-	-0-	-0-	$45,746	(1)	$377,181
	2011	$179,626	-0-	-0-	-0-	-0-	-0-	$26,969	(2)	$206,595

Lisa Bershan,
President/Director	2012	$195,255	$136,179	$0	-0-	-0-	-0-	$45,746	(1)	$377,181
	2011	$179,626	-0-	-0-	-0-	-0-	-0-	$26,969	(2)	$206,595

(1)	Includes $18,000 auto allowance, $12,000 insurance allowance, and accrued vacation pay of $15,746
(2)	Includes $12,000 auto allowance and accrued vacation pay of $14,969.

Employment Agreements with Officers

On August 24, 2008, All American Pet Company, Inc. executed five and one-half-year Employment Agreements with Mr. Barry Schwartz, as Chief Executive Officer and Director and Ms. Lisa Bershan, as President and Director. The agreements expire on January 31, 2014. During the year ended December 31, 2012, compensation paid to our Chief Executive Officer and President exceeded the amounts established in the respective employment agreements.

Barry Schwartz

Pursuant to the August 24, 2008 Employment Agreement, we agreed to compensate Mr. Schwartz with a starting base salary of $150,000 per year for his services.  Base salary calls for increases each year of service. The base salary was $195,255 in 2012 and $179,626 in 2011. Additionally, in 2012 total compensation includes allowances for auto and insurance ($18,000 and $12,000, respectively) and accrued vacation pay of $15,746, as well as bonuses of $136,179.

Lisa Bershan

Pursuant to the August 24, 2008 Employment Agreement, we agreed to compensate Ms. Bershan with a starting base salary of $150,000 per year for her services.  Base salary calls for increases each year of service. The base salary was $195,255 in 2012 and $179,626 in 2011. Additionally, in 2012 total compensation includes allowances for auto and insurance ($18,000 and $12,000, respectively) and accrued vacation pay of $15,746, as well as bonuses of $136,179.

Director Compensation

Directors currently do not receive any cash compensation for serving on the Board of Directors, or for any other services rendered to the Company in their capacity as a director of the Company, but are reimbursed for expenses they incur in connection with their attendance.

Compensation Analysis

The Board of Directors has the authority to engage, terminate and pay compensation consultants, independent legal counsel and other advisors in its discretion.  Prior to retaining any such compensation consultant or other advisor, the Board evaluates the experience and capabilities of such advisor. The Board also evaluates the independence of such advisor and whether such advisor has a conflict of interest.  During 2011 and 2012, the Company did not use an external compensation consultant to evaluate and set executive compensation; however, during 2013, the Board engaged an independent compensation consulting firm to provide advisory services with regard to 2012 executive compensation.   This firm, Performensation, concluded that, given the Company’s current compensation philosophy of focusing pay on salary bonus potential and perquisites, such as auto allowance, total compensation for both Mr. Schwartz and Ms. Bershan are within a given range of reasonableness for a company within the Company’s peer group.

Certain Relationships and Related Transactions

As of December 31, 2012 and 2011, the Company owed a total of $0 and $0, respectively, to the officers of the Company for reimbursement of expenses.

As of December 31, 2012 and 2011, the Company owed a total of $0 and $47,446, respectively, to the officers of the Company for accrued salaries.

On March 6, 2012, the Board of Directors authorized the Company to execute a Convertible Revolving Grid Note (the “Note”) for a principal sum of up to $1,000,000 with Chief Executive Officer, Barry Schwartz and President, Lisa Bershan. The Note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. On March 1, 2013, the Note was renewed with the following changes to the terms. Interest rate was lowered to 6.5% per year and the maturing date was amended to be due and payable not later than 48 months from the original issue date of the Note. As of December 31, 2012, no advances on the Note were made. See Item 13 below and Form 8-K filed on March 1, 2013. As of June 14, 2013 a total of $521,000 has been advanced to the Company on the Note allowing the holders to convert the Note into as much as 236,818,181 shares of the Company’s common stock at the Note’s current balance.

During the year ended December 31, 2012, the Company made advances to, and received advances from, an entity owned by the Company’s Chief Executive Officer. These advances are not collateralized and do not bear interest. As of December 31, 2012, no amounts are due from and no amounts are due to this related entity.

Equity Compensation Plans

We established an equity compensation plan on September 30, 2010, which may be utilized to compensate directors, officers or employees and certain qualifying consultants or vendors of goods and services.  The plan authorizes the issue of up to 35,000,000 shares of common stock. No shares have been issued under this plan as of December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of June 14, 2013 by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer of the Company individually and (iii) all directors and executive officers of the Company as a group:

Name and address of beneficial owner(1)	Amount of Beneficial Ownership(2)	Percent of Class (3)
5% Holders

Directors and Officers
Barry Schwartz (2) (4) 1100 Glendon Avenue, 17th Floor Los Angeles, CA 90024	20,437,363	1.9%

Lisa Bershan (2) (4) 1100 Glendon Avenue, 17th Floor Los Angeles, CA 90024	17,432,639	1.6%

Barry Schwartz and Lisa Bershan [see Item 11] (5)	236,818,181	22.0%

All executive officers and directors as a group.	274,688,183	25.6%

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, or as indicated under ITEM 13 with regard to shares issuable under a Convertible Revolving Grid Note, none of these security holders has the right to acquire any amount of the shares within 60 days following December 31, 2012 from options, warrants, convertible securities or similar obligations.

(3) Percentage ownership is based on 1,074,747,426 shares of common stock outstanding on June 14, 2013. This amount is the sum of a) actual shares issued and outstanding (837,929,245) and b) the increase of shares (236,818,181) required by the conversion feature of the Grid Note. See ITEM 13. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(4) Mr. Schwartz and Ms. Bershan are husband and wife and each disclaims beneficial ownership of the shares owned by the other.

(5) As of June 14, 2013, there were $521,000 advances made on the Grid Note equal to 236,818,181 beneficial shares due to its conversion feature. See Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has not adopted formal written policies and procedures for the review and approval of transactions with related parties.

On March 6, 2012, the Board of Directors authorized the Company to execute a Convertible Revolving Grid Note (the “Note”) for a principal sum of up to $1,000,000 with Chief Executive Officer, Barry Schwartz and President, Lisa Bershan. The Note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. On March 1, 2013, the Note was renewed with the following changes to the terms. Interest rate was lowered to 6.5% per year and the maturing date was amended to be due and payable not later than 48 months from the original issue date of the Note. Should the holders of the note elect to convert the outstanding principal balance and unpaid accrued interest that may at any time be owing to the lenders, then any shares received on such conversion or conversions shall be locked up and not subject to sale, transfer or hypothecation of any kind whatsoever until the earliest to occur of:

i.	24 months from the date or dates of any such conversion, or

ii.	the average closing price per share, as determined over a period of 30 trading days ending one trading day prior to the notice date of conversion, is not less than $0.035 per share, subject to adjustment for share dividends, forward splits of common stock or reverse splits of common stock, as may be appropriate, or

iii.	the sale of the registrant or substantially all of its business, or

iv.	merger of the registrant with another corporation where the current shareholders as a group do not own at least 51% of the resulting merged entity.

See Form 8-K filed by the Company on March 1, 2013. As of December 31, 2012, no advances on the Note were made. As of June 14, 2013 a total of $521,000 has been advanced to the Company on the Note and such amount is convertible into 236,818,181 shares of the Company’s common stock.

No Director Independence

Our Board of Directors is made up of Barry Schwartz and Lisa Bershan, who are husband and wife. Mr. Schwartz also serves as the Company's Chief Executive Officer and Chief Financial and Accounting Officer and Ms. Bershan also serves as the President.  Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200).  The Board has determined that neither Mr. Schwartz nor Ms. Bershan is independent as defined under NASDAQ Marketplace rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

DeJoya Griffith, LLC served as our independent registered public accounting firm for fiscal year 2011 and the first two 10-Q filings in 2012. Haskell & White LLP served as our independent registered public accounting firm for our fiscal year 2012 audit and third quarter 2012 10-Q filing.

Aggregate fees billed to us for the year ended December 31, 2012 by Haskell & White LLP were as follows:

(1) Audit Fees: $37,800

Haskell & White LLP did not provide any other professional services in the year ended December 31, 2012.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

Financial Statements:

(i) The consolidated financial statements of All American Pet Company, Inc. under Item 8 of this Annual Report are listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

(b) Exhibits: THIS SECTION NEEDS TO BE UPDATED BY LEGAL

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

Date: June 17, 2013	By:	/S/ BARRY SCHWARTZ

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/S/ BARRY SCHWARTZ	Chairman of the Board,	June 17, 2013
Barry Schwartz	Chief Executive Officer

/S/ LISA BERHSAN	President, Director	June 17, 2013
Lisa Bershan

ALL AMERICAN PET COMPANY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – HASKELL & WHITE LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – DEJOYA GRIFFITH, LLC

CONSOLIDATED BALANCE SHEETS	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS	F-2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-5 – F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

All American Pet Company, Inc.

We have audited the accompanying consolidated balance sheet of All American Pet Company, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Pet Company, Inc. as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has a history of experiencing operating losses, cash flow deficits and nominal revenues. Further, as of December 31, 2012, the Company has a working capital deficit, significant amounts of past due debts, a stockholders’ deficit, and insufficient liquidity to operate its business for a period of at least twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

Irvine, California
June 17, 2013

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

All American Pet Company, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of All American Pet Company, Inc. & Subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011. All American Pet Company, Inc. & Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American Pet Company, Inc. & Subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

September 27, 2012

ALL AMERICAN PET COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$13,376	$2,396
Inventory	715,869	-
Prepaid Expenses	-	96,154
Total current assets	729,245	98,550
Machinery and equipment, net	69,366	2,542
Other assets	85,290	5,800
TOTAL ASSETS	$883,901	$106,892

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$90,095	$97,070
Accounts payable	2,605,638	2,145,668
Accounts payable due to former officer	-	196,912
Current portion contest prize	133,332	93,333
Settlement and judgments payable	877,999	231,480
Share guarantee liability	400,000	600,000
Accrued wages	36,678	57,070
Placement fees payable	54,372	-
Accrued payroll taxes	889,711	797,422
Notes payable in default, net of debt discount	50,000	392,000
Accrued interest	47,897	220,787
Total current liabilities	5,185,722	4,831,742
Long-term Liabilities:
Net present value contest prize obligation	269,518	285,200
Total long-term liabilities	269,518	285,200
TOTAL LIABILITTIES	5,455,240	5,116,942

COMMITMENTS AND CONTINGENCIES (Notes 8-12)
Stockholders' deficit
Common stock, $0.001 par value; authorized 1,010,000,000 shares at December 31, 2012 (695,494,866 issued and outstanding) and 500,000,000 shares at December 31, 2011 (254,804,866 issued and outstanding)	695,495	254,805
Additional paid-in capital	18,486,273	15,588,999
Common stock payable	677,156	569,642
Common stock receivable	(142,000)	(142,000)
Accumulated deficit	(23,729,397)	(20,933,116)
Non-controlling interest	(558,866)	(348,380)
Total Stockholders’ deficit	(4,571,339)	(5,010,050)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$883,901	$106,892

See accompanying notes to the consolidated financial statements and the reports of the independent registered public accounting firms.

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011

Revenue	$24,701	$59,726
Slotting fees	-	(141,879)
Net sales	24,701	(82,153)

Cost of goods sold	10,463	58,670
GROSS PROFIT (LOSS)	14,238	(140,823)

OPERATING EXPENSES
Sales and marketing	483,080	417,208
General and administrative	2,715,027	1,512,550
Impairment of inventory	-	98,163
Loss on abandonment of machinery and equipment	-	7,812
TOTAL OPERATING EXPENSES	3,198,107	2,035,733

LOSS FROM OPERATIONS	(3,183,869)	(2,176,556)

OTHER EXPENSE/(INCOME)
Gain on forgiveness of debt	(79,851)	-
Interest expense	102,749	89,148
Reduction of share guarantee liability (Note 8)	(200,000)	-
Debt discount amortization	-	101,128
TOTAL OTHER EXPENSE	(177,102)	190,276

LOSS BEFORE TAXES	(3,006,767)	(2,366,832)

Provision for income taxes	-	-
NET LOSS	(3,006,767)	(2,366,832)

Net loss attributable to noncontrolling interest	210,486	151,031

NET LOSS ATTRIBUTABLE TO ALL AMERICAN PET COMPANY, INC.	$(2,796,281)	$(2,215,801)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.006)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	472,237,035	233,288,191

See accompanying notes to the consolidated financial statements and the reports of the independent registered public accounting firms.

ALL AMERICAN PET COMPANY, INC.

STATEMENT OF SHAREHOLDERS' DEFICIT

		COMMON	ADDITIONAL	COMMON	COMMON		NON-	TOTAL
	COMMON	STOCK	PAID-IN	STOCK	STOCK	ACCUMULATED	CONTROLLING	STOCKHOLDERS'
	STOCK	AMOUNT	CAPITAL	PAYABLE	RECEIVABLE	DEFICIT	INTEREST	DEFICIT

BALANCE AT 31-Dec-10	221,213,571	$221,214	$15,379,733	$-	$(52,000)	$(18,717,315)	$(197,349)	$(3,365,717)

Conversion of note payable - unrelated party	12,741,295	12,741	103,306	-	-	-	-	116,047

Stock issued through private placement, net offering costs	19,650,000	19,650	104,760	-	-	-	-	124,410

Stock issued as placement fees	1,200,000	1,200	1,200	-	-	-	-	2,400

Common stock payable	-	-	-	569,642	-	-	-	569,642

Common stock receivable	-	-	-	-	(90,000)	-	-	(90,000)

Net loss attributable to non-controlling interest	-	-	-	-	-	-	(151,031)	(151,031)

Net loss	-	-	-	-	-	(2,215,801)	-	(2,215,801)

BALANCE AT 31-Dec-11	254,804,866	254,805	15,588,999	569,642	(142,000)	(20,933,116)	(348,380)	(5,010,050)

Conversion of note payable - unrelated party	133,178,000	133,178	47,504	-	-	-	-	180,682

Stock issued through private placement, net of offering costs	285,544,000	285,544	2,726,897	-	-	-	-	3,012,441

Stock issued for services	10,650,000	10,650	177,244	-	-	-	-	187,894

Stock issued as placement fees	11,318,000	11,318	(54,371)	-	-	-	-	(43,053)

Common stock payable	-	-	-	107,514	-	-	-	107,514

Net loss attributable to non-controlling interest	-	-	-	-	-	-	(210,486)	(210,486)

Net loss	-	-	-	-	-	(2,796,281)	-	(2,796,281)

BALANCE AT 31-Dec-12	695,494,866	$695,495	$18,486,273	$677,156	$(142,000)	$(23,729,397)	$(558,866)	$(4,571,339)

See accompanying notes to the consolidated financial statements and the reports of the independent registered public accounting firms.

ALL AMERICAN PET COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,006,767)	$(2,366,832)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,750	985
Impairment of inventory	-	98,894
Amortization of contest prize	24,317	21,016
Loss on abandonment of machinery and equipment	-	7,812
Amortization of debt discount	-	101,128
Common stock issued for services	187,894	845,761
Reduction of share guarantee liability	(200,000)	-
(Increase) decrease in:
Inventory	(715,869)	37,912
Other assets	16,664	36,500
Increase (decrease) in:
Accounts payable	459,970	420,222
Accounts payable - related party		111,719
Due to former officer	(196,912)	-
Accrued officer/consulting salaries	(57,070)	16,445
Accrued payroll taxes	92,289	33,087
Accrued liabilities	36,679	-
Settlements and judgments	496,519	-
Deferred rent	-	(3,060)
Accrued interest	(172,889)	65,991
Employee severance	-	(35,824)
NET CASH USED IN OPERATING ACTIVITIES	(3,022,426)	(608,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchases	(79,574)	-
NET CASH USED BY INVESTING ACTIVITIES	(79,574)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(6,975)	5,574
Proceeds from notes payable - others	-	75,000
Placement fees paid	(85,000)	-
Proceeds from sale of common stock	3,204,955	529,952
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,112,980	610,526

Increase in cash and cash equivalents	10,980	2,282
Cash at beginning of period	2,396	114
CASH AT END OF PERIOD	$13,376	$2,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for placement fees	$43,053	$-
Accrual of placement fees	$54,372	$-
Common stock issued for services	$187,894	$-
Conversion of debt for shares of common stock	$180,682	$116,047

See accompanying notes to the consolidated financial statements and the reports of the independent registered public accounting firms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

All American Pet Company, Inc. (“AAPT” or the “Company”) is a developer and marketer of innovative pet wellness products including super-premium dog foods and antibacterial wipes. In 2010 and 2011, AAPT produced, marketed, and sold two super-premium dog foods under the brand names Grrr-nola® Natural Dog Food and Chompions®. Both Grrr-nola® Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon. In 2012, the Company launched its line of Pawtizer™ pet wipes and spray, the pet care industry’s first alcohol-free anti-bacterial dog cleaner. The Company has also announced and is marketing its Mutt™ Great Food for Great Dogs super-premium dry kibble dog food, and its Nutra Bars™ line of portable, convenient and functional, super-premium 4 ounce dog food bars. Each 4 ounce bar has a kcal equivalent of 8 ounces of super-premium dry dog food.

All American Pet Company, Inc. was initially organized under the laws of the State of New York (“All American Pet Company, Inc. NY”) in February 2003. In January 2006, All American Pet Company, Inc. NY merged into All American Pet Company, Inc. a Maryland corporation (“All American Pet Company, Inc. MD”). In June 2012, All America Pet Company Inc. merged into a Nevada Corporation, (“All American Pet Company, Inc.”). The Company has formed a number of wholly owned subsidiaries to provide for accountability of each of its operations. All American PetCo, Inc. was formed in January 2008 to provide corporate infrastructure and management services. All American Pet Brands, Inc. was formed in April 2009 to be the Company’s manufacturing and warehousing operation. In September 2009, the Company signed a license and distribution agreement with AAP Sales and Distribution Inc. a third party company that obtained the rights to manufacture and sell certain of the Company’s products on a non-exclusive basis. AAP Sales and Distribution, Inc.’s operations have been consolidated with All American Pet Company, Inc. based on accounting guidelines for Variable Interest Entities.

Unless the context otherwise requires, references in these financial statements to the “Company” or “AAPT” refer to All American Pet Company, Inc., a Nevada corporation, and its subsidiaries, and its predecessors, All-American Pet Company Inc., MD, a Maryland Corporation and All-American Pet Company Inc., NY, a New York corporation. All financial statements give effect to this reincorporation as if it occurred at the beginning of the period.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As described below, the Company has incurred consistent losses, limited liquid assets, significant pas due debts, and has a stockholders' deficit. These conditions, among others, raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Going Concern and Management’s Plans

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and limited funds. As shown in the consolidated financial statements, the Company incurred a net loss of $3,006,767, used $3,022,426 cash for operations in for the year ended December 31, 2012, had a working capital deficit of $4,456,477 and total stockholders’ deficit of $4,571,339 as of December 31, 2012. In addition, the Company has limited liquid assets, significant past due debts, including unpaid payroll taxes, and minimal revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company is dependent upon outside financing to continue operations. Management plans to raise funds via private placements of its common stock and/or the issuance off debt instruments to satisfy the capital requirements of the Company’s business plan.  There is no assurance that the Company will be able to obtain the necessary funds through continuing equity and debt financing to have sufficient operating capital to execute the Company's business plan. If the Company is able to obtain necessary funds, there is no assurance that the Company will successfully implement its business plan or raise sufficient capital to complete the execution of its business plan. The Company’s continuation as a going concern is dependent on the Company’s ability to raise additional funds through a private placement of its equity or debt securities or other borrowings sufficient to meet its obligations on a timely basis and ultimately to attain profitable operations.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of All American Pet Company, Inc. (a Nevada corporation), and its wholly-owned subsidiaries All American PetCo, Inc. (a Nevada corporation), All American Pet Brands, Inc. (a Nevada corporation) and AAP Sales and Distribution, Inc. (a Nevada corporation).  AAP Sales and Distribution, Inc. is considered a variable interest entity.  All significant inter-company balances and transactions have been eliminated.  All American Pet Company, Inc., All American PetCo, Inc., All American Pet Brands, Inc., and AAP Sales and Distribution Inc., will be collectively referred to herein as the “Company”.

The consolidated financial statements include the accounts of the Company and AAP Sales and Distribution, Inc., a variable interest entity ("VIE") for which the Company is the primary beneficiary.  Effective January 1, 2010, the Company adopted the accounting standards for non-controlling interests and reclassified the equity attributable to its non-controlling interests as a component of equity in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation.

Critical Accounting Policies/Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include estimates for bad debts, excess and obsolete inventory, and other trade spending liabilities.

Revenue Recognition, Sales Incentives and Slotting Fees

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers.  The Company’s revenue arrangements with its customers may include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts.  These costs are typically referred to collectively as “trade spending”. Pursuant to Accounting Standards Codification (“ASC”) Topic 605, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. Slotting fees refer to arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, we expense the slotting fee at the time orders are first shipped to customers.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718, which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date off the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Earnings (Loss) Per Share

Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding.  The weighted average number of common stock outstanding was 472,237,035 and 233,288,191 for the year ended December 31, 2012 and 2011, respectively. Net loss per share and diluted net loss per share are the same for all periods presented.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, accounts receivable, related party and other receivables, accounts payable, notes payable, related party and other payables, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1   Quoted market prices in active markets for identical assets or liabilities.

Level 2   Observable inputs other than those included in Level 1 (for example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets).

Level 3   Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value off the asset or liability.

The Company has no financial instruments measured at fair value on a recurring or nonrecurring basis as of December 31, 2012 or 2011.

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

Inventories

Inventories consist of raw materials, packaging supplies and finished goods and are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market.

Machinery, Equipment and Leasehold Improvements

Machinery and equipment are stated at cost. Significant improvements are capitalized and maintenance and repairs are expensed. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  Machinery and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  The Company evaluates recoverability of property, plant and equipment to be held and used by comparing the carrying amount of the asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Estimated useful lives are as follows:

Computer equipment 3 – 5 years

Furniture and fixtures 5 – 10 years

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  As of December 31, 2012 and 2011, the Company’s only significant deferred tax asset is its net operating loss carryforwards. Based on the Company’s recurring losses and financial position, the net deferred tax assets (approximately $6.5 million as of December 31, 2012) have been fully reserved for as of December 31, 2012 and 2011. Net operating losses begin to expire in 2022 for Federal purposes and 2014 for state purposes. The U.S. tax laws contain provisions (Section 382 limitations) that limit the annual utilization of net operating loss (and credit carryforwards) upon the occurrence of certain events including a significant change in ownership interest. Generally, such limitations arise when the ownership of certain shareholders or public groups in the stock of a corporation change by more than 50 percentage points over a three-year period. The Company may have incurred such an event or events; however, the Company has not completed a current study to determine the extent of the limitations, if any. Until a study is completed and the extent of the limitations is able to be determined, no amounts are being presented as an uncertain tax position.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. The Company has no unrecognized tax benefits as of December 31, 2012 and 2011. Given that the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company operates.

Reclassifications

Certain amounts in the consolidated balance sheet as of December 31, 2011 have been reclassified to be consistent with the current year presentation. The reclassification had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

Recent Accounting Pronouncements Adopted

On January 1, 2012, the Company adopted Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update did not impact the Company’s consolidated financial statements, as the Company did not have any items of comprehensive income in 2012 or 2011.

2. VARIABLE INTEREST ENTITY

The following is a description of the Company’s financial interests in a variable interest entity that management considers significant, those for which management has determined that the Company is the primary beneficiary of the entity and, therefore, has consolidated the entity into the Company’s financial statements.

On August 12, 2009, we entered into a License Agreement with AAP Sales and Distribution, Inc. (“AAPSD”). Under the terms of the agreement, AAPSD has the non-exclusive right to manufacture and market certain products of the Company (“AAPT”). The duration of the agreement is for a period of five years.  AAPSD is the primary beneficiary of the Company because management of AAPT controls the economic resources of AAPSD and provides significant financial support to AAPSD in the form of the production and distribution and deferred payment arrangements between AAPSD the Company.

AAPSD owes the Company payments for product purchased and for royalties at the stated rate of 18.5% of net revenues, which are due and payable within five business days of receipt of funds by AAPSD from any sale when good funds are received from the sale.  The 18.5% royalty payments will be applied to all minimum guarantee payments. The minimum guaranteed royalties, as amended, are due based within the 12-month period following the time at which AAPT has delivered 3,000,000 pounds of finished product.  AAPSD does not owe the Company any royalties until AAPSD has recouped any costs of marketing or placement fees. All royalty payments due from sales are accumulated and are applied toward to the minimum royalty payment for the year.  If the 18.5% royalties are less than the minimum then AAPSD is obligated pay AAPT the difference between what was paid during the 12 month period and the required minimum.  Minimum royalty payments are due in the normal course of business as AAPSD has ten days at the end of each quarter to report any sales and royalties due and AAPC has the right to review the reports and agree on what amounts are owed based on sales and a statement of any minimum guarantees that may be due and payable.  All payments are to be made in the normal course of business as agreed at the time of the annual royalty report’s acceptance by AAPT.

Management has determined that AAPT is the primary beneficiary of AAPSD as the Company’s interest in the entity is subject to variability based on results from operations and changes in the fair value. During the year ended December 31, 2012 and 2011, all operations of AAPSD are included in the accompanying consolidated financial statements. For the years ended December 31, 2012 and 2011, sales of $24,701 and ($82,153), respectively, and net losses of ($210,486) and ($151,031), respectively, were recognized as a result of the consolidation.

The financial position of AAPSD at December 31, 2012 is as follows:

Total Assets	$715,869
Total Liabilities	(1,274,735)
Total Stockholders’ Deficit	$558,866

3. INVENTORY

Inventory consists of the following:

	December 31, 2012	December 31, 2011
Raw materials	$-	$-
Work in process	-	-
Finished goods	715,869	-
	$715,869	$-

During the year ended December 31, 2011, the Company vacated the warehouse and manufacturing facility in Nebraska City, Nebraska. Upon vacating of the facility, the Company discarded the on hand product inventory as the Company had determined that the cost to store and or sell the remaining inventory exceeded the net proceeds that could be realized from an orderly disposal of this inventory. The transaction resulted in an impairment charge of $98,164 in the year ended December 30, 2011. There was no impairment charge against inventory during the year ended December 31, 2012, and the reserve for inventory obsolescence was $0 as of December 31, 2012 and 2011.

4. MACHINERY AND EQUIPMENT

 Machinery and equipment consists of the following:

	December 31, 2012	December 31, 2011
Computer equipment and software	$2,769	$27,095
Furniture and Fixtures	1,991	-
Warehouse and food production equipment	73,562	-
Total	78,322	27,095
Less: Accumulated depreciation	(8,956)	(24,552)
Net Property and Equipment	$69,366	$2,542

During the year ended December 31, 2011, the Company cancelled a capital lease of a bar forming machine and returned the equipment to the lessor. The transaction resulted in a reduction of warehouse equipment of $122,450 to $0 and the Company recognized a loss on abandonment of machinery and equipment of $7,812.

In 2012, obsolete and fully depreciated computer equipment in the amount of $27,095 was scrapped. Depreciation expense for the years ended December 31, 2012 and 2011 was $12,750 and $915, respectively.

5. PAYROLL TAXES

The Company did not make certain required filings and payments of required federal and state payroll taxes. The Company has provided an estimate of penalty assessments and interest.   The collective amount of payroll taxes, interest and penalties due at December 31, 2012 and 2011 totaled $889,711 and $797,422, respectively. Under the Internal Revenue Code, the Internal Revenue Service may impose a civil penalty on the Company’s responsible persons that is distinct from the Company’s responsibilities. This civil penalty may equal 100% of the Company’s delinquent trust fund taxes.

6.  NOTES PAYABLE

Notes payable consists of the following:

	December 31,	December 31,
	2012	2011
Notes Payable – Interest at 10% per annum; interest and principal due on demand	$-	$150,000
Notes Payable interest at 17% per annum; interest and principal due on demand; demand has been made and the note is in default at December 31, 2012	50,000	50,000
Convertible 8% Note Payable due September 8, 2011	-	64,000
Convertible 8% Note Payable due November 14, 2011	-	128,000
Total Notes Payable	$50,000	$392,000

On April 27, 2004, the Company entered into an unsecured promissory note with an unrelated third party for $150,000. The loan bears interest at 10% per annum and had an original due date of April 27, 2005. Extended due dates were granted up through 2011. On August 9, 2012, a stipulated settlement amount of $300,000, which included principal of $150,000 and accrued interest of $150,000, was reached with the noteholder. As a result of the stipulated settlement, the related $300,000 has been classified in settlements and judgments at December 31, 2012 in the accompanying consolidated balance sheet (Note 9).

In 2010, the Company entered into an unsecured promissory note with an unrelated third party for $50,000. The loan bears interest at 17% and is due on demand. On March 16, 2012, the noteholder demanded repayment of the note and all accrued interest. The Company has not made any payments and is in default on the note.

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

On August 27, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $30,000.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on May 31, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 45% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On March 8, 2011, $10,000 of the principal balance was converted into 1,639,344 shares. On March 22, 2011, $15,000 of the principal balance was converted into 4,285,714 shares. On June 23, 2011, the Company received a default notice from the holder of the note. The default notice was issued in regards to the Company’s failure to maintain current Securities Exchange Commission filings. The noteholder demanded accelerated payments and default interest rates as a result of this default. On September 8, 2011, the remaining $5,000 principal balance and $1,200 in interest of the 8% note dated August 27, 2010 and due May 31, 2011, was converted into 3,100,000 shares of common stock and the note was deemed paid in full.

On December 6, 2010, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $37,500.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on September 8, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 40% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On June 23, 2011, the Company received a default notice from the holder of the note. The default notice was issued in regards to the Company’s failure to maintain current Securities Exchange Commission filings. The noteholder demanded accelerated payments and default interest rates as a result of this default. The Company did not repay or convert any of this convertible debt into common stock in the year ended December 31, 2011. During 2012, $64,000, consisting of accrued interest and the outstanding principal balance was converted into 56,321,448 shares of common stock and the note was deemed paid in full.

On February 11, 2011, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $75,000, less a $3,000 fee. The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on November 14, 2011.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 40% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  On June 23, 2011, the Company received a default notice from the holder of the note. The default notice was issued in regards to the Company’s failure to maintain current Securities Exchange Commission filings. The noteholder demanded accelerated payments and default interest rates as a result of this default. The Company did not repay or convert any of this convertible debt into common stock in the year ended December 31, 2011. During 2012, $128,000, consisting of accrued interest and the outstanding principal balance, was converted into 76,856,713 shares of common stock and the note was deemed paid in full.

7. RELATED PARTY TRANSACTIONS

As of December 31, 2011, the Company owed a total of $47,446 to the officers of the Company for accrued salaries which was paid in 2012.

On March 6, 2012, the Board of Directors, consisting of Mr. Schwartz and Ms. Bershan, authorized the Company to execute a Convertible Revolving Grid Note (the “Grid Note”) for a principal sum of up to $1,000,000 with CEO Barry Schwartz and President, Lisa Bershan. The Grid Note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. Neither Mr. Schwartz nor Ms. Bershan has advanced capital under the terms of the grid note as of December 31, 2012. In March 2013, the Grid Note was amended (Note 12).

On April 30, 2012, the Board of Directors approved salary advances not to exceed $250,000 for Mr. Schwartz and Ms. Bershan. In 2012, the Board of Directors required that all salary advances are repaid in full before any transactions pursuant to the Grid Note are consummated. As of December 31, 2012, there were no outstanding salary advances, as all amounts received by Mr. Schwartz and Ms. Bershan were deemed to be, in substance, officer compensation.

During the year ended December 31, 2012, the Company made advances to, and received advances from, an entity owned by the Company’s Chief Executive Officer. These advances are not collateralized and do not bear interest. As of December 31, 2012, no amounts are due from and no amounts are due to this related entity.

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

Increase in Authorized Common Stock

Concurrent with the June 11, 2012 re-domicile to a Nevada corporation, the shareholders voted to increase the number of authorized shares of $0.001 par value common stock to 1,010,000,000. Previously, the shareholders voted on February 26, 2011 to increase the number of authorized shares of $0.001 par value common stock to 500,000,000. Authorized shares had been increased from 50,000,000 to 250,000,000 in 2009.

In 2013, the Board of Directors increased the number of authorized shares to 3,000,000,000 (Note 12).

Sales of Common Stock

During the year ended December 31, 2012, the Company received and accepted subscriptions for 285,544,000 shares of common stock at $0.01 per share. The sale of unregistered equity securities resulted in a capital increase of $3,012,441, after offering costs. The Company recorded a $677,156 common stock payable on its books at December 31, 2012 to reflect the value of the 77,598,571 of common shares not yet issued, but for which cash has been received and $187,894 of common stock earned by various consultants during the year ended December 31, 2012. As of December 31, 2012, there were 695,494,866 shares issued and outstanding.

Conversion of Preferred Stock to Common Stock

On February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock (the “Share Guarantee”).  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after March 31, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or the market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company is obligated to issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000.

The Share Guarantee was subsequently amended to extend the Liquidation Period described above to March 31, 2011 and those amendments required the Company to issue 6,000,000 shares of common stock with a fair value of $400,000 in 2010. In connection with the Share Guarantee, the Company recognized an additional expense, and a corresponding accrued liability, of $600,000 in 2010.

In October 2012, the Share Guarantee was amended, subject to the Company’s ability to satisfy certain required payments and other conditions. As the Company did not satisfy its contractual obligations, the amendment was cancelled and became null and void.

Although the Company’s contractual obligations under the Share Guarantee terminated in 2011, management intends to fulfill the Company’s obligations under the related agreements and amendments.  Based on the $800,000 amount of the guarantee, amounts realized by the counterparties from selling related shares, and the number of shares the counterparties have left to sell, management estimates the Company’s obligation under the Share Guarantee to be $400,000 as of December 31, 2012.

Warrants Outstanding

A summary of the Company’s outstanding warrants and activity for each of the years ended December 31, 2012 and 2011 is as follows:

	Number of Units	Weighted- Average Exercise Price Per Share

Outstanding at December 31, 2010	6,800,000	$0.16
Expired in 2011	(1,800,000)	0.10
Outstanding at December 31, 2011	5,000,000	0.17
Issued	-
Exercised	-
Outstanding at December 31, 2012	5,000,000	$0.17

Pursuant to August 24, 2008 Employment Agreements, both Barry Schwartz and Lisa Bershan, officers of the Company, are entitled to receive 2,500,000 warrants each at an exercise price of $0.17 per share as bonus. A Black Scholes calculation determined the value of the warrants was $118,750 of bonus to each officer, which was recognized as compensation expense in 2008. The Black Scholes calculation takes into consideration the following assumptions: 5,000,000 as number of shares, a stock price of $0.05, an exercise price of $0.17, volatility rate of 409.67% discount rate of 3.875%, immediate vesting period and a term of ten years.

Common Stock Receivable

On April 6, 2010, the Company settled litigation with a former employee. Terms of the settlement required the former employee to place 400,000 shares of Company common stock valued at $52,000 in an escrow account in exchange for an initial payment of $8,000 and 27 monthly payments of $1,571. The Company will receive the shares of common stock after all of the payments have been made. The Company made no payments in 2012 or 2011 related to this arrangement (Note 9).

On February 3, 2011, through mediation, the Company settled litigation with a former employee. Terms of the settlement required the former employee to place 750,000 shares of Company stock valued at $90,000 in an escrow account in exchange for 14 monthly payments of $6,576. The Company will receive the shares of common stock after all of the payments have been made. The Company made no payments in 2012 and $2,069 in 2011 (Note 9).

9. LITIGATION, CLAIMS, AND JUDGMENTS

The Company is involved in various litigation, claims and judgments involving vendors, former employees, and a promissory noteholder. A summary is as follows:

	December 31,	December 31,
	2012	2011

Vendors	$382,473	$20,000

Former Employees	268,245	211,480

Promissory Noteholder	227,281	-

	$877,999	$231,480

Vendors

As of December 31, 2011, one vendor had a settlement agreement for $20,000. During 2012, six vendors made claims or were awarded judgments against the Company for a total of $364,473, and aggregate payments of $2,000 were made. The balance outstanding at December 31, 2012, was $382,473.

On July 23, 2012, a vendor filed an action against the Company and certain officers as individuals for an original $150,000 judgment previously awarded in arbitration, 4.75% interest, legal fees of $49,950, and other fees of $4,981. The action has not been heard by a court.

As of December 31, 2012, the Company has accrued $221,463 relating to this matter.

Former Employees

As of December 31, 2011, six former employees made claims or were awarded judgments against the Company for a total of $211,480. During 2012, one former employee entered into a settlement agreement for $50,000, and there were no payments made in 2012. The balance outstanding at December 31, 2012 was $268,245, and includes accrued interest.

As described in Note 8, the Company has settlement agreements with two former employees that require monthly cash payments and provide for the return of 1,150,000 shares of common stock if the Company satisfies its payment obligations to the former employees.

Promissory Noteholder

On August 9, 2012, the Company settled litigation with a note holder. The settlement requires the Company to pay cash of $300,000 and interest at 8% per annum. Terms of the settlement require an initial payment of $50,000 and quarterly payments of $30,000 beginning October 1, 2012. Total payments during 2012 were $80,000. The outstanding principal balance and accrued interest as of December 31, 2012, was $227,281.

In the event of default, the noteholder can enter a stipulated judgment against the Company and certain officers as individuals in the amount of $1,197,190. The Company has not made the required January 1, 2013 or April 1, 2013 payments and the noteholder has not filed the stipulated judgment against the Company.

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

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount of $663,500 is being amortized over 30 years with an annual cash payment of $33,333.  The Company did not make any payments in the years ended December 31, 2012 and 2011. As of December 31, 2012 and 2011, $402,849 and $378,533, respectively were recorded as prize liabilities in the accompanying consolidated balance sheets.

11. COMMITMENTS AND CONTINGENCIES

Lease commitments

In the normal course of business, the Company enters into a number of off-balance sheet commitments. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those recorded on the Company’s consolidated balance sheets. The Company leases space for its manufacturing operations in Shawnee, Kansas and leases equipment used in operations at that location. Amounts of minimum future annual commitments under non-cancelable operating leases are as follows:

2013	$167,599
2014	150,327
2015	106,029
2016	108,022
2017 and thereafter	45,305
Total	$577,282

In addition to these commitments, the Company pays monthly rent for its corporate offices and rent for a warehouse forklift, both on month to month basis, totaling $6,395 per month.

Litigation

In addition to the matters described in Note 9, from time to time, the Company is involved in litigation arising in the normal course of business. Management believes that resolution of these other matters will not result in any payment that, in the aggregate, would be material to the Company’s consolidated financial position or results of operations.

12. SUBSEQUENT EVENTS

On January 30, 2013, the Board of Directors approved a private placement offering of up to 200,000,000 shares of common stock at $0.01 per share.  This offering expired on February 28, 2013. On March 1, 2013, the Board of Directors approved a private placement offering of up to 285,714,000 shares of common stock at $0.007 per share.

On February 26, 2013, the Board of Directors authorized the Company to amend the Convertible Revolving Grid Note (Note 7) for a principal sum of up to $1,000,000 with Chief Executive Officer Barry Schwartz and President, Lisa Bershan dated March 6, 2012. The amendment reduced interest to 6.5% per year, extended the maturity date to 4 years, and extended the conversion date to October 31, 2013. As of June 14, 2013, Mr. Schwartz and Ms. Bershan have loaned $521,000 under the terms of the Grid Note and such amount is convertible into 236,818,181 shares of the Company’s common stock.

On February 12, 2013, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $103,500, less a $3,500 fee.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on November 12, 2013.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.

In June 2013, the Board of Directors voted to increase authorized shares from 1 billion and 10 million to 3 billion shares. As of June 14, 2013, there were 837,929,245 shares of common stock issued and outstanding.

During the period from January 1, 2013 to June 14, 2013, the Company received and accepted subscriptions for 2,500,000 shares of common stock at $0.02 per share and 93,455,771 shares of common stock at $0.007 per share. Proceeds from the sales of equity securities aggregated $704,190, less before offering costs.

On January 18, 2013, All American Pet Company,  Inc. (the “Company”) filed an action entitled All American Pet Company, Inc. vs. Eric Grushkin et al, in the Superior Court of the State of California, County of Los Angeles, West District against defendant Eric Grushkin (Case Number: SC119776).  As previously announced, on January 11, 2013,  the Company was made aware that a former employee sent communications that contained intentionally misleading and harmful disclosures as well as confidential information regarding the Company to a selected group of shareholders. These communications included allegations that the Company’s chief executive officer and president engaged in acts of malfeasance, misfeasance and negligence in the management and conduct of the Company business. The Company believes that this employee made multiple unauthorized disclosures of confidential information and misinformation to these shareholders on January 10, 2013 and thereafter. The complaint seeks damages and injunctive relief for:

1.	breach of contract

2.	misappropriation of trade secrets

3.	intentional interference with prospective economic advantage

4.	breach of fiduciary duty

5.	violation of computer fraud and abuse act, and

6.	conversion

Motions made by the defendant to remove to U.S. District Court and then to Dismiss have been denied. Other motions by the defendant have also been denied. This matter is currently pending in California State Court.

