Form 10-Q
period 2013-03-31
ALL AMERICAN PET COMPANY, INC.
filed 2013-06-20
CIK 1362502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33300

ALL AMERICAN PET COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-2186665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Glendon Ave, 17th Floor
Los Angeles, California	90024
(Address of principal executive offices)	(Zip Code)

(310) 689-7355

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No ☒

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

 Yes ☐ No ☒

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of June 14, 2013, the Registrant had outstanding 837,929,245 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 5,000,000 shares of Common Stock.

ALL AMERICAN PET COMPANY, INC.

FOR THE THREE MONTHS ENDED

March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$815	$13,376
Accounts receivable	103,107	-
Prepaid consulting fees	183,333	-
Inventory	744,731	715,869
Total current assets	1,031,986	729,245
Machinery and equipment, net	96,539	69,366
Other assets	126,388	85,290
TOTAL ASSETS	$1,254,913	$883,901

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$89,626	$90,095
Accounts payable	2,908,633	2,605,638
Current portion contest prize	141,665	133,332
Settlements and judgments payable	884,153	877,999
Share guarantee liability	400,000	400,000
Accrued wages	-	36,678
Placement fees payable	54,372	54,372
Accrued payroll taxes	905,487	889,711
Grid note, advances	62,276	-
Notes payable, net of debt discount	85,409	50,000
Accrued interest	49,746	47,897
Total current liabilities	5,581,367	5,185,722
Long-term liabilities:
Net present value contest prize obligation	266,714	269,518
Total long-term liabilities	266,714	269,518
TOTAL LIABILITIES	5,848,081	5,455,240

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common stock, $0.001 par value; authorized 1,010,000,000 shares at March 31, 2013 and December 31, 2012;
issued and outstanding March 31, 2013 (784,284,203)
and December 31, 2012 (695,494,866)	781,785	695,495
Additional paid-in capital	19,192,568	18,486,273
Common stock payable	542,127	677,156
Common stock receivable	(142,000)	(142,000)
Accumulated deficit	(24,493,133)	(23,729,397)
Non-controlling interest	(474,515)	(558,866)
Total Stockholders' deficit	(4,593,168)	(4,571,339)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,254,913	$883,901

See accompanying notes to the condensed consolidated financial statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Unaudited	Unaudited
	Three Months Ended March 31,
	2013	2012

Revenue	$115,019	$-
Net sales	115,019	-

Cost of goods sold	72,764	-
GROSS PROFIT <LOSS>	42,255	-

OPERATING EXPENSES
Sales and marketing	66,531	77,472
General and administrative	527,820	343,493
TOTAL OPERATING EXPENSES	594,351	420,965

LOSS FROM OPERATIONS	(552,096)	(420,965)

OTHER EXPENSE/(INCOME)
Interest expense	127,289	35,244
TOTAL OTHER EXPENSE	127,289	35,244

LOSS BEFORE TAXES	(679,385)	(456,209)

Provision for income taxes	-	-
NET LOSS	(679,385)	(456,209)

Net income (loss) attributable to noncontrolling interest	84,352	(19,895)

NET LOSS ATTRIBUTABLE TO ALL AMERICAN PET COMPANY, INC.	$(763,737)	$(436,314)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.001)	(0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND DILUTTED)	742,599,048	350,135,852

See accompanying notes to the condensed consolidated financial statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Unaudited	Unaudited
	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(679,385)	$(456,209)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,840	113
Amortization of contest prize	5,529	5,206
Amortization of prepaid consulting fees	16,667	-
Amortization of debt discount	13,613	-
Common stock issued for services	43,380	11,539
Common stock issued as additional financing costs	100,000	-
(Increase) decrease in:
Accounts receivable	(103,107)	-
Inventory	(28,862)	-
Other assets	(41,098)	-
Increase (decrease) in:
Accounts payable	302,995	14,822
Accrued officer/consulting salaries	-	(36,850)
Accrued payroll taxes	15,776	29,128
Accrued liabilities	(36,678)	1,513
Settlements and judgments	6,154	-
Accrued interest	1,849	-

NET CASH USED IN OPERATING ACTIVITIES	(377,325)	(430,738)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchases	(33,015)	(1,422)

NET CASH FLOW USED BY INVESTING ACTIVITIES	(33,015)	(1,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(469)	10,507
Proceeds from note payable - others	100,000	-
Proceeds from notes payable - Grid note	62,276	-
Proceeds from sale of common stock	235,972	419,947

NET CASH PROVIDED BY FINANCING ACTIVITIES	397,779	430,454

Decrease in cash and cash equivalents	(12,561)	(1,706)
Cash at beginning of period	13,376	2,396
CASH AT END OF PERIOD	$815	$690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as additional financing cost	$100,000	$-
Common stock issued for officer compensation	$-	$-
Common stock issued for placement fees	$43,380	$-
Accrual of placement fees	$-	$-
Common stock issued for debt	$-	$-
Common stock issued for employee bonus	$-	$-
Conversion of debt for shares of common stock	$-	$116,047

See accompanying notes to the condensed consolidated financial statements.

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

All American Pet Company, Inc. was initially organized under the laws of the State of New York (“All American Pet Company, Inc. NY”) in February 2003. In January 2006, All American Pet Company, Inc. NY merged into All American Pet Company, Inc. a Maryland corporation (“All American Pet Company, Inc. MD”). In June 2012, All America Pet Company Inc. merged into a Nevada Corporation, (“All American Pet Company, Inc.”). The Company has formed a number of wholly owned subsidiaries to provide for accountability of each of its operations. All American PetCo, Inc. was formed in January 2008 to provide corporate infrastructure and management services. All American Pet Brands, Inc. was formed in April 2009 to be the Company’s manufacturing and warehousing operation. In September 2009, the Company signed a license and distribution agreement with AAP Sales and Distribution Inc., a third party company, that obtained the rights to manufacture and sell certain of the Company’s products on a non-exclusive basis. AAP Sales and Distribution, Inc.’s operations have been consolidated with All American Pet Company, Inc. based on accounting guidelines for Variable Interest Entities.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As described below, the Company has incurred consistent losses, limited liquid assets, significant past due debts, and has a stockholders' deficit. These conditions, among others, raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly certain information and notes required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, as reported by us in our Annual Report on Form 10-K filed with the SEC on June 17, 2013. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2013, and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.

Going Concern and Management’s Plans

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and limited funds. As shown in the consolidated financial statements, the Company incurred a net loss of $679,385, used $377,325 cash for operations in for the quarter ended March 31, 2013, had a working capital deficit of $4,549,381 and total stockholders’ deficit of $4,593,168 as of March 31, 2013. In addition, the Company has limited liquid assets, significant past due debts, including unpaid payroll taxes, and minimal revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company is dependent upon outside financing to continue operations. Management plans to raise funds via private placements of its common stock and/or the issuance of debt instruments to satisfy the capital requirements of the Company’s business plan.  There is no assurance that the Company will be able to obtain the necessary funds through continuing equity and debt financing to have sufficient operating capital to execute the Company's business plan. If the Company is able to obtain necessary funds, there is no assurance that the Company will successfully implement its business plan or raise sufficient capital to complete the execution of its business plan. The Company’s continuation as a going concern is dependent on the Company’s ability to raise additional funds through a private placement of its equity or debt securities or other borrowings sufficient to meet its obligations on a timely basis and ultimately to attain profitable operations.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of All American Pet Company, Inc. (a Nevada corporation), and its wholly-owned subsidiaries All American PetCo, Inc. (a Nevada corporation) and All American Pet Brands, Inc. (a Nevada corporation). AAP Sales and Distribution, Inc. (a Nevada corporation) is considered a variable interest entity and is consolidated because management believes the Company is the primary beneficiary.   All American Pet Company, Inc., All American PetCo, Inc., All American Pet Brands, Inc., and AAP Sales and Distribution Inc., will be collectively referred to herein as the “Company”.

All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition, Sales Incentives and Slotting Fees

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers.  The Company’s revenue arrangements with its customers may include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts.  These costs are typically referred to collectively as “trade spending”. Pursuant to Accounting Standards Codification (“ASC”) Topic 605, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. Slotting fees refer to arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, the Company expenses the slotting fee at the time orders are first shipped to customers.

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

Earnings (Loss) Per Share

Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding.  The weighted average number of common stock outstanding was 742,599,048 and 350,135,852 for the quarter ended March 31, 2013 and 2012, respectively. Net loss per share and diluted net loss per share are the same for all periods presented.

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

The Company has no financial instruments measured at fair value on a recurring or nonrecurring basis as of March 31, 2013 or December 31, 2012.

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

Machinery, Equipment and Leasehold Improvements

Machinery and equipment are stated at cost. Significant improvements are capitalized and maintenance and repairs are expensed. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  Machinery and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  The Company evaluates recoverability of machinery and equipment to be held and used by comparing the carrying amount of the asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Estimated useful lives are as follows:

Computer equipment 3 – 5 years

Furniture and fixtures 5 – 10 years

Warehouse equipment 5 – 10 years

Leasehold improvements are stated at cost and are amortized over the life of the related lease or the estimated useful life, whichever is shorter.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  As of March 31, 2013 and 2012, the Company’s only significant deferred tax asset is its net operating loss carryforwards. Based on the Company’s recurring losses and financial position, the net deferred tax assets (approximately $7.1 million as of March 31, 2013) have been fully reserved for as of March 31, 2013 and 2012. Net operating losses begin to expire in 2022 for Federal purposes and 2014 for state purposes. The U.S. tax laws contain provisions (Section 382 limitations) that limit the annual utilization of net operating loss (and credit carryforwards) upon the occurrence of certain events including a significant change in ownership interest. Generally, such limitations arise when the ownership of certain shareholders or public groups in the stock of a corporation change by more than 50 percentage points over a three-year period. The Company may have incurred such an event or events; however, the Company has not completed a current study to determine the extent of the limitations, if any. Until a study is completed and the extent of the limitations is able to be determined, no amounts are being presented as an uncertain tax position.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. The Company has no unrecognized tax benefits as of March 31, 2013 and 2012. Given that the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company operates.

2. VARIABLE INTEREST ENTITY

The following is a description of the Company’s financial interests in a variable interest entity that management considers significant, those for which management has determined that the Company is the primary beneficiary of the entity and, therefore, has consolidated the entity into the Company’s financial statements.

On August 12, 2009, the Company entered into a License Agreement with AAP Sales and Distribution, Inc. (“AAPSD”). Under the terms of the agreement, AAPSD has the non-exclusive right to manufacture and market certain products of the Company (“AAPT”). The duration of the agreement is for a period of five years.  AAPSD is the primary beneficiary of the Company because management of AAPT controls the economic resources of AAPSD and provides significant financial support to AAPSD in the form of the production and distribution and deferred payment arrangements between AAPSD the Company.

AAPSD owes the Company payments for product purchased and for royalties at the stated rate of 18.5% of net revenues, which are due and payable within five business days of receipt of funds by AAPSD from any sale when good funds are received from the sale.  The 18.5% royalty payments will be applied to all minimum guarantee payments. The minimum guaranteed royalties, as amended, are due based within the 12-month period following the time at which AAPT has delivered 3,000,000 pounds of finished product.  AAPSD does not have a royalty obligation to the Company until AAPSD has recouped any costs of marketing or placement fees. All royalty payments due from sales are accumulated and are applied toward the minimum royalty payment for the year.  If the 18.5% royalties are less than the minimum then AAPSD is obligated pay AAPT the difference between what was paid during the 12 month period and the required minimum.  Minimum royalty payments are due in the normal course of business as AAPSD has ten days at the end of each quarter to report any sales and royalties due and AAPC has the right to review the reports and agree on what amounts are owed based on sales and a statement of any minimum guarantees that may be due and payable.  All payments are to be made in the normal course of business as agreed at the time of the annual royalty report’s acceptance by AAPT.

Management has determined that AAPT is the primary beneficiary of AAPSD as the Company’s interest in the entity is subject to variability based on results from operations and changes in the fair value. During the quarter ended March 31, 2013 and 2012, all operations of AAPSD are included in the accompanying consolidated financial statements. For the quarter ended March 31, 2013 and 2012, sales of $115,019 and none, respectively, and net income(losses) of $84,352 and ($19,895), respectively, were recognized as a result of the consolidation.

The financial position of AAPSD at March 31, 2013 is as follows:

Total Assets	$821,504
Total Liabilities	(1,296,019)
Total Stockholders’ Deficit	$474,515

3. INVENTORY

Inventory consists of the following:

	March 31, 2013	December 31, 2012
Raw materials	$30,035	$-
Work in process	-	-
Finished goods	714,696	715,869
	$744,731	$715,869

Inventory began to scale during the three months ended March 31, 2013 due to the initial manufacturing of NutraBar™.

4. MACHINERY AND EQUIPMENT

Machinery and equipment consists of the following:

	March 31, 2013	December 31, 2012
Computer equipment and software	$2,769	$2,769
Furniture and Fixtures	1,991	1,991
Leasehold improvements	31,219	-
Warehouse and food production equipment	75,357	73,562
Total	111,336	78,322
Less: Accumulated depreciation	(14,797)	(8,956)
Net Machinery and Equipment	$96,539	$69,366

Depreciation expense for the quarter ended March 31, 2013 and 2012 was $5,842 and $246, respectively.

5. PAYROLL TAXES

The Company did not make certain required filings and payments of required federal and state payroll taxes. The collective amount of payroll taxes, interest and penalties due at March 31, 2013 and December 31, 2012 totaled $905,487 and $889,711, respectively. Under the Internal Revenue Code, the Internal Revenue Service may impose a civil penalty on the Company’s responsible persons that is distinct from the Company’s responsibilities. This civil penalty may equal 100% of the Company’s delinquent trust fund taxes.

6.  NOTES PAYABLE

Notes payable consists of the following:

	March 31,	December 31,
	2013	2012
Notes Payable interest at 17% per annum; interest and principal due on demand; demand has been made and the note is in default at December 31, 2012	50,000	50,000
Convertible 8% Note Payable due November 12, 2013	100,000
Total Notes Payable	$150,000	$50,000

On April 27, 2004, the Company entered into an unsecured promissory note with an unrelated third party for $150,000. The loan bears interest at 10% per annum and had an original due date of April 27, 2005. Extended due dates were granted up through 2011. On August 9, 2012, a stipulated settlement amount of $300,000, which included principal of $150,000 and accrued interest of $150,000, was reached with the noteholder. As a result of the stipulated settlement, the related $300,000 has been classified in settlements and judgments at March 31, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheet (Note 9).

In 2010, the Company entered into an unsecured promissory note with an unrelated third party for $50,000. The loan bears interest at 17% and is due on demand. On March 16, 2012, the noteholder demanded repayment of the note and all accrued interest. The Company has not made any payments and is in default on the note.

On February 12, 2013, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $103,500, less a $3,500 fee.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on November 12, 2013.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  Management determined the intrinsic value of the beneficial conversion feature to be $78,204 as of the commitment date. Such amount has been recognized as a debt discount and amortized over the note’s stated term. As a result, $13,613 of interest expense was recognized during the quarter ended March 31, 2013.

7. RELATED PARTY TRANSACTIONS

On March 6, 2012, the Board of Directors, consisting of Mr. Schwartz and Ms. Bershan, authorized the Company to execute a Convertible Revolving Grid Note (the “Grid Note”) for a principal sum of up to $1,000,000 with CEO Barry Schwartz and President, Lisa Bershan. The Grid Note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. Neither Mr. Schwartz nor Ms. Bershan has advanced capital under the terms of the grid note as of December 31, 2012. In March 2013, the Grid Note was amended.

On February 26, 2013, the Board of Directors authorized the Company to amend the Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with Chief Executive Officer Barry Schwartz and President, Lisa Bershan dated March 6, 2012. The amendment reduced interest to 6.5% per year, extended the maturity date to 4 years, and extended the conversion date to October 31, 2013. As of June 14, 2013, Mr. Schwartz and Ms. Bershan have loaned $521,000 under the terms of the Grid Note and such amount is convertible into 236,818,181 shares of the Company’s common stock.

During the quarter ended March 31, 2013, the Company received advances from Mr. Schwartz and Ms. Bershan totaling $62,276, under the Grid Note and such amount is convertible into 28,307,272 shares of common stock.

During the quarter ended March 31, 2013 and year ended December 31, 2012, the Company made advances to, and received advances from, an entity owned by the Company’s Chief Executive Officer. These advances are not collateralized and do not bear interest. As of March 31, 2013 and December 31, 2012, no amounts were due from and no amounts were due to this related entity.

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

Sales of Common Stock

During the quarter ended March 31, 2013, the Company received and accepted subscriptions for 29,067,236 shares of common stock. 2,500,000 of these subscriptions were accepted at $0.02 per share and 26,567,236 were accepted at $0.007 per share. The sale of unregistered equity securities resulted in a capital increase of $235,972, before offering costs. The Company recorded a $542,127 common stock payable on its books at March 31, 2013 to reflect the value of the 54,212,734 of common shares not yet issued. Common stock payable is comprised of $342,127 cash receipts for stock purchases (34,212,700 shares) and stock for consulting services valued at $200,000 (for 10,000,000 shares which will be issued over the course of one year). A total of 3,575,500 shares of common stock with a value of $43,380 was issued in the form of offering costs and 10 million shares of common stock was issued with a value of $100,000 as interest payment on debt during the quarter ended March 31, 2013. As of March 31, 2013, there were 784,284,203 shares issued and outstanding.

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

Although the Company’s contractual obligations under the Share Guarantee terminated in 2011, management intends to fulfill the Company’s obligations under the related agreements and amendments.  Based on the $800,000 amount of the guarantee, amounts realized by the counterparties from selling related shares, and the number of shares the counterparties have left to sell, management estimates the Company’s obligation under the Share Guarantee to be $400,000 as of December 31, 2012. In March 2013, payment of 10 million shares of common stock with a value of $100,000 was granted to these stockholders as consideration for interest due to past due payments on the Company’s obligation under this agreement.

Warrants and Stock Options

The Company did not issue any warrants or stock options during the quarter ended March 31, 2013. Further, there were no warrant or stock option exercises, expirations or cancellations during the quarter ended March 31, 2013.

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

On February 3, 2011, through mediation, the Company settled litigation with a former employee. Terms of the settlement required the former employee to place 750,000 shares of Company stock valued at $90,000 in an escrow account in exchange for 14 monthly payments of $6,576. The Company will receive the shares of common stock after all of the payments have been made. The Company made no payments during the three months ended March 31, 2013 and no payments during the year ended December 31, 2012 (Note 9).

9. LITIGATION, CLAIMS, AND JUDGMENTS

The Company is involved in various litigation, claims and judgments involving vendors, former employees, and a promissory noteholder. A summary is as follows:

	March 31, 2013	December 31, 2012
Vendors	$382,473	$382,473

Former Employees	269,916	268,245

Promissory Noteholder	231,764	227,281

	$884,153	$877,999

Vendors

As of December 31, 2011, one vendor had a settlement agreement for $20,000. During 2012, six vendors made claims or were awarded judgments against the Company for a total of $364,473, and aggregate payments of $2,000 were made. The balance outstanding to these vendors at March 31, 2013 and December 31, 2012 was $382,473.

On July 23, 2012, a vendor filed an action against the Company and certain officers as individuals for an original $150,000 judgment previously awarded in arbitration, 4.75% interest, legal fees of $49,950, and other fees of $4,981. The action has not been heard by a court. The Company has recognized $221,463 in its March 31, 2013 and December 31, 2012 consolidated balance sheets relating to this matter.

Former Employees

As of December 31, 2011, six former employees made claims or were awarded judgments against the Company for a total of $211,480. During 2012, one former employee entered into a settlement agreement for $50,000, and there were no payments made in 2012. The balance outstanding at March 31, 2013 and December 31, 2012 was $268,245, and includes accrued interest.

As described in Note 8, the Company has settlement agreements with two former employees that require monthly cash payments and provide for the return of 1,150,000 shares of common stock if the Company satisfies its payment obligations to the former employees.

Promissory Noteholder

On August 9, 2012, the Company settled litigation with a note holder. The settlement requires the Company to pay cash of $300,000 and interest at 8% per annum. Terms of the settlement require an initial payment of $50,000 and quarterly payments of $30,000 beginning October 1, 2012. Total payments during 2012 were $80,000. The outstanding principal balance and accrued interest as of March 31, 2013, was $233,435.

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

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount of $663,500 is being amortized over 30 years with annual cash payments of $33,333.  The Company did not make any payments during the quarter ended March 31, 2013 or in the years ended December 31, 2012 and 2011. As of March 31, 2013 and December 31, 2012, $408,379 and $402,850, respectively, were recorded as prize liabilities in the accompanying condensed consolidated balance sheets.

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

2013	$112,885
2014	150,327
2015	106,029
2016	108,022
2017 and thereafter	45,305
Total	$534,193

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

During the period from April 1, 2013 to June 14, 2013, the Company received and accepted subscriptions for 57,945,385 shares of common stock at $0.007 per share. Proceeds from the sales of equity securities aggregated $457,750, before offering costs.

During the period from April 1, 2013 to June 14, 2013, additional advances of approximately $459,000 were made to the Company under the Grid Note bring the balance of the Note to $521,000. This amount is convertible into 236,818,181 shares of common stock.

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

The Company has formed a number of wholly owned subsidiaries to provide for accountability of each of its operations. All American PetCo, Inc. was formed in January 2008 to provide corporate infrastructure and management services. All American Pet Brands, Inc. was formed in April 2009 to be the Company’s manufacturing and warehousing operation. In September 2009, the Company signed a license and distribution agreement with AAP Sales and Distribution, Inc., a third party company, that obtained the rights to sell certain of the Company’s products on a non-exclusive basis. AAP Sales and Distribution, Inc.’s operations have been consolidated with All American Pet Company, Inc. based on accounting guidelines for Variable Interest Entities.

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

The Company has never operated at a profit and is dependent upon additional financing to remain a going concern. Throughout 2012, the Company obtained equity capital in the amount of approximately $3,000,000 and continues to seek additional equity capital to sustain operations. During the three months ended March 31, 2013, the Company obtained $235,972 of equity capital and incurred $162,276 of debt to sustain operations. The Company remains under significant financial strain, primarily because of its limited operating funds and a significant amount of past due debts. The limited amount of operating capital may preclude the Company’s ability to execute its manufacturing, marketing, and distribution objectives or to continue operations. As a result, the reports of the independent registered public accounting firms on the Company’s 2012 and 2011 consolidated financial statements include explanatory paragraphs expressing substantial doubt regarding the Company’s ability to continue as a going concern.

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

Our principal sources of liquidity have been sales of equity securities and borrowings. To meet our current requirements to operate, the Company has sold unregistered common stock and is currently attempting to undertake the sale of additional equity securities. As new funds are obtained, our principal uses of capital are to meet our operating requirements, production, marketing and advertising expenditures, and make investments in inventory and equipment. Additional funds could be used to reduce past due payroll taxes and other debts and payables. Until cash generated from operations is sufficient to satisfy our future liquidity requirements, we will be investigating purchase order and accounts receivable funding from different sources, as well as other sources of capital. We will also be looking to seek equity capital through the issuance of additional common stock.

In February 2013, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $103,500, less a $3,500 fee.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on November 12, 2013.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.

As of March 31, 2013, one other source for funding was the $1,000,000 credit facility commitment from the Company’s, Chief Executive Officer, Barry Schwartz, and President, Lisa Bershan, provided to the Company in March 2012. On March 1, 2013, this credit facility was renewed with the following changes to the terms: Interest rate was lowered to 6.5% per year and the maturing date was amended to be due and payable not later than 48 months from the original issue date of the Revolving Grid Note. As of March 31, 2013, advances to the Company under this facility totaled $62,276, increasing the holders’ beneficial ownership by 28,307,272 shares of common stock. As of June 14, 2013, a total of $521,000 has been advanced to the Company on this Grid Note whereby increasing beneficial ownership by 236,818,181 shares of common stock. The Company’s need for significant future funding will likely result in significant additional dilution to our stockholders.

Because of our lack of funding and limited ability to adequately market our products, the Company has incurred high costs in manufacturing and marketing our products. Further, the Company has incurred significant fixed costs, including officer compensation, occupancy and public company costs. As a result, we have experienced large operating losses and negative cash flow. The Company has funded its operations primarily through the issuance of equity securities and debt. Additional capital infusions will be needed to manufacture, distribute and promote our products, sustain operations and make payments and settlements of existing debts and obligations. The Company believes that its future profitability will depend on the commercial and consumer acceptance of its products, effective marketing strategies, efficient production and proper execution of its business plan, as to all or any of which, no assurance can be given. Additionally, success with its external financing strategies will be needed to effectuate our business plans. The Company’s limited operating history makes it difficult to evaluate prospects of success, particularly because its business plan is founded on new and unproven products. Furthermore, there can be no assurance that the Company’s external financing strategies will yield any capital or the amount of capital necessary to execute its business plan.

In the three months ended March 31, 2013, the Company raised $235,972 of equity capital before offering costs and received $162,276 through the issuance of debt instruments. The Company is currently seeking additional sources of funding.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following discussion of the results of operations should be read in conjunction with our financial statements and notes thereto for three month period ended March 31, 2013 and 2012 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2012.

The Company’s expenses have increased dramatically in relation to sales as the Company is launching new products and preparing for future growth. For the three months ended March 31, 2013, net sales were $115,019 which is attributable to the introduction of the NutraBar™ product line. Cost of goods sold were $72,764 during the same period. There were no sales or cost of sales for the three months ended March 31, 2012.

Sales and marketing expenses decreased $10,941, from $77,472 to $66,531, for the three months ended March 31, 2013 and 2012, respectively. Higher expenses in the first three months of the prior year are primarily due to product development, testing, and promotion of the NutraBar™ product line while the Company was in early stages of NutraBar™ development. General and administrative expenses increased $184,327, from $343,493 to $527,820, for the three months ended March 31, 2013 and 2012. This increase is attributable to payroll and facility expenses for our new manufacturing division in Shawnee, KS of approximately $106,000, and increases to legal, consulting and commission expenses of approximately $78,000 over the same period last year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward Looking Statements

This Quarterly Report contains forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

•	our business plan;

•	the commercial viability of our products;

•	the effects of competitive factors on our products;

•	expenses we will incur in operating our business and revenues we will earn in operating our business;

•	our liquidity and sufficiency of existing cash;

•	the success of our financing plans; and

•	the outcome of existing, pending or threatened litigation.

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

The information contained in this Quarterly Report is as of March 31, 2013, unless expressly stated otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, All American Pet Company, Inc. is not required to provide the information required by this item

Item 4. Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely discussions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various litigation involving vendors, former employees, and a promissory noteholder.

Vendors

As of December 31, 2011, one vendor had a settlement agreement for $20,000. During 2012, six vendors made claims or were awarded judgments against the Company for a total of $364,473, and related payments of $2,000 were made. The balance outstanding to these vendors at March 31, 2013 and December 31, 2012 was $382,473.

On July 23, 2012, a vendor filed an action against the Company and certain officers as individuals for an original $150,000 judgment previously awarded in arbitration, 4.75% interest, legal fees of $49,950, and other fees of $4,981. The action has not been heard by a court.

Former Employees

As of December 31, 2011, six former employees made claims or were awarded judgments against the Company for a total of $211,961. During 2012, one former employee entered into a settlement agreement for $50,000, and there were no payments. The balance outstanding at March 31, 2013 and December 31, 2012 was $268,245, and includes accrued interest.

On April 6, 2010, the Company settled litigation with one of the six former employees. Terms of the settlement required the former employee to place 400,000 shares of Company stock valued at $52,000 in an escrow account in exchange for an initial payment of $8,000 and 27 monthly payments of $1,571. The Company will receive the shares of common stock after all of the payments have been made. The Company made no payments during the three months ended March 31, 2013, no payments in 2012, and $3,342 in 2011. The outstanding balance at March 31, 2013 was $31,432.

On February 3, 2011, through mediation, the Company settled litigation with one of the former six former employees. Terms of the settlement required the former employee to place 750,000 shares of Company stock valued at $90,000 in an escrow account in exchange for 14 monthly payments of $6,576. The Company will receive the shares of common stock after all of the payments have been made. The Company made no payments during the three months ended March 31, 2013, no payments in 2012, and $2,069 in 2011. The outstanding balance at March 31, 2013 was $90,000.

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

Item 1A. Change in Risk Factors.

There are no material changes in Risk Factors from the Form 10-K for year-end December 31, 2012 filed on June 17, 2013.

Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2013, the Company received $235,972 in subscriptions for 29,067,236 shares of common stock, of which 2,500,000 common shares were subscribed at $0.02 per share and 26,567,236 shares were subscribed at $0.007 per share. The Company incurred offering costs valued at $5,757 in the equity sales effort. As of March 31, 2013, the Company has a common stock payable of $542,127. The Company sold the shares without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. There were no more than 35 purchasers of the common stock, appropriate financial and business information was provided to the purchasers in accordance with Rule 502(b), there was no form of general solicitation or general advertising relating to the offer and the Company exercised reasonable care to assure that the purchasers of the common stock were not underwriters within the meaning of section 2(a)(11) of the Securities Act. Based on information received, the Company believes that each purchaser of shares is an accredited investor within the meaning of the federal securities laws. The shares have not been registered. The shares may not be offered or sold by the investors absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Securities Act of 1933.

During the three months ended March 31, 2013, the Company issued 88,789,786 shares of common stock of which 64,500,000 common shares was a reduction of the stock payable as of December 31, 2012 valued at $500,000. Additionally, 575,500 common shares, valued at $5,757, were issued as offering costs payable to placement agents, and 10,000,000 common shares, valued at $100,000, were issued to promissory note holders in consideration for interest due to past due payments on the Company’s obligation. As of March 31, 2013, there were 784,284,203 common shares outstanding. As of June 14, 2013, the Company had 837,929,245 shares of common stock outstanding.

On February 12, 2013, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $103,500, less a $3,500 fee.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on November 12, 2013.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  Management determined the intrinsic value of the beneficial conversion feature to be $78,000 as of the commitment date. Such amount has been recognized as a debt discount and amortized over the note’s stated term. As a result, $13,000 of interest expense was recognized during the quarter ended March 31, 2013.

On March 6, 2012, the Board of Directors, consisting of Mr. Schwartz and Ms. Bershan, authorized the Company to execute a Convertible Revolving Grid Note (the “Grid Note”) for a principal sum of up to $1,000,000 with CEO Barry Schwartz and President, Lisa Bershan. The Grid Note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. Neither Mr. Schwartz nor Ms. Bershan has advanced capital under the terms of the grid note as of December 31, 2012. In March 2013, the Grid Note was amended.

On February 26, 2013, the Board of Directors authorized the Company to amend the Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with Chief Executive Officer Barry Schwartz and President, Lisa Bershan dated March 6, 2012. The amendment reduced interest to 6.5% per year, extended the maturity date to 4 years, and extended the conversion date to October 31, 2013. As of June 14, 2013, Mr. Schwartz and Ms. Bershan have loaned $521,000 under the terms of the Grid Note and such amount is convertible into 236,818,181 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities

As described in Note 6 to the March 31, 2013 condensed consolidated financial statements, the Company is in default of a $50,000 note.

As described in Note 9 to the March 31, 2013 condensed consolidated financial statements, the Company is subject to various litigation, claims and judgments.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

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

Date: June 20, 2013

