Form 10-Q
period 2013-06-30
ALL AMERICAN PET COMPANY, INC.
filed 2013-08-14
CIK 1362502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of August 12, 2013, the Registrant had outstanding 1,162,818,233 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 5,000,000 shares of Common Stock.

ALL AMERICAN PET COMPANY, INC.

FOR THE SIX MONTHS ENDED

June 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$53,130	$13,376
Accounts receivable	18,665	-
Prepaid expenses	2,107,817	-
Inventory	741,568	715,869
Total current assets	2,921,180	729,245
Machinery and equipment, net	158,642	69,366
Other assets	64,236	85,290
TOTAL ASSETS	$3,144,058	$883,901

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$89,626	$90,095
Accounts payable	2,634,018	2,605,638
Current portion contest prize	166,665	133,332
Settlement and judgments payable	890,488	877,999
Share guarantee liability	393,000	400,000
Accrued wages	5,269	36,678
Placement fees payable	20,306	54,372
Accrued payroll taxes	939,098	889,711
Grid note advances, net of discount of $516,257 in 2013	25,000	-
Notes payable, net of debt discount	112,635	50,000
Accrued interest	54,641	47,897
Total current liabilities	5,330,746	5,185,722
Long-term liabilities:
Net present value contest prize obligation	247,243	269,518
Total long-term liabilities	247,243	269,518
TOTAL LIABILITIES	5,577,989	5,455,240

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common stock, $0.001 par value; authorized 3,000,000,000 shares at June 30, 2013 and December 31, 2012; issued and outstanding June 30, 2012 (1,020,239,381) and December 31, 2012 (695,494,866)	1,017,740	695,495
Additional paid-in capital	22,050,773	18,486,273
Common stock payable	527,216	677,156
Common stock receivable	(142,000)	(142,000)
Accumulated deficit	(25,380,474)	(23,729,397)
Non-controlling interest	(507,186)	(558,866)
Total Stockholders' deficit	(2,433,931)	(4,571,339)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,144,058	$883,901

See accompanying notes to the consolidated financial statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited	Unaudited	Unaudited	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$20,947	$13,429	$113,491	$13,429
Slotting fees	-	(2,499)	-	(2,499)
Net sales	20,947	10,930	113,491	10,930

Cost of goods sold	43,566	5,514	116,330	5,514
GROSS PROFIT <LOSS>	(22,619)	5,416	(2,839)	5,416

OPERATING EXPENSES
Sales and marketing	63,252	100,261	129,783	177,733
General and administrative	727,919	406,056	1,241,148	749,549
TOTAL OPERATING EXPENSES	791,171	506,317	1,370,931	927,282

LOSS FROM OPERATIONS	(813,790)	(500,901)	(1,373,770)	(921,866)

OTHER EXPENSE/(INCOME)
Gain on settlement	-	(131,912)	-	(131,912)
Interest expense	83,747	27,914	225,627	64,016
TOTAL OTHER EXPENSE	83,747	(103,998)	225,627	(67,896)

LOSS BEFORE TAXES	(897,537)	(396,903)	(1,599,397)	(853,970)

Provision for income taxes	-	-	-	-
NET LOSS	$(897,537)	$(396,903)	$(1,599,397)	$(853,970)

Net income (loss) attributable to noncontrolling interest	(10,196)	(23,117)	51,681	(43,012)

NET LOSS ATTRIBUTABLE TO ALL AMERICAN PET COMPANY, INC.	$(887,341)	$(373,786)	$(1,651,078)	$(810,958)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.001)	(0.001)	(0.002)	(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND DILUTTED)	878,254,407	464,088,522	795,336,774	407,745,257

See accompanying notes to the consolidated financial statements.

ALL AMERICAN PET COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited	Unaudited
	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,599,397)	$(853,970)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,696	227
Amortization of contest prize	11,058	10,426
Amortization of prepaid consulting fees	87,330
Amortization of debt discounts to interest expense	40,839
Common stock issued as additional financing cost	100,000
Gain on settlement	-	(131,912)
Common stock issued for services	8,381	10,768
(Increase) decrease in:
Accounts receivable	(18,665)	-
Inventory	(25,699)	(363,198)
Other assets	21,054	(16,765)
Increase (decrease) in:
Accounts payable	28,380	804,865
Accounts payable former officer	-	(15,000)
Accrued officer/consulting salaries	-	(258,293)
Accrued payroll taxes	49,387	65,882
Accrued liabilities	14,593	-
Settlements and judgments	12,489	2,064
Accrued interest	6,744	-
NET CASH USED IN OPERATING ACTIVITIES	1,248,810	(744,906)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchases	(103,972)	(48,428)
NET CASH FLOW USED BY INVESTING ACTIVITIES	(103,972)	(48,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(469)	(809)
Proceeds from notes payable - others	107,000	-
Proceeds from notes payable - Grid note	541,257	-
Placement fees paid	(75,000)
Proceeds from sale of common stock	819,748	1,540,947
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,392,536	1,540,138

Increase in cash and cash equivalents	39,754	746,804
Cash at beginning of period	13,376	2,396
CASH AT END OF PERIOD	$53,130	$749,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as additional financing cost	$100,000	$-
Common stock issued for placement fees	$86,920	$-
Accrual of placement fees	$84,474	$-
Common stock issued for services	$2,095,419	$-
Debt discount associated with Grid Note beneficial conversion feature	$541,257	$-
Conversion of debt for shares of common stock	$-	$116,047

See accompanying notes to the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

All American Pet Company, Inc. (“AAPT” or the “Company”) is a developer and marketer of innovative pet wellness products including super-premium dog foods and antibacterial wipes. In 2010 and 2011, AAPT produced, marketed, and sold two super-premium dog foods under the brand names Grrr-nola® Natural Dog Food and Chompions®. Both Grrr-nola® Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon. In 2012, the Company launched its line of Pawtizer™ pet wipes and spray, the pet care industry’s first alcohol-free anti-bacterial dog cleaner. The Company has also announced and is marketing its Mutt™ Great Food for Great Dogs super-premium dry kibble dog food, and its NutraBars™ line of portable, convenient and functional, super-premium 4 ounce dog food bars. Each 4 ounce bar has a kcal equivalent of 8 ounces of super-premium dry dog food.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly certain information and notes required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, as reported by us in our Annual Report on Form 10-K filed with the SEC on June 17, 2013. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2013, and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

Previously Reported Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, approximately $15,000 of interest on unpaid payroll taxes has been reclassified from general and administrative expenses to interest expenses in the accompanying statement of operations.

In addition, during the preparation of this June 30, 2013 quarterly report, management determined that revenues and accounts receivable reported in the Company’s March 31, 2013 quarterly report filed on June 20, 2013, were overstated by approximately $22,000. As a result, the Company’s revenues for the six months ended June 30, 2013 reported in this quarterly report have been adjusted accordingly.

Going Concern and Management’s Plans

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and limited funds. As shown in the consolidated financial statements, the Company incurred a net loss of $1,599,397, and used $1,248,810 cash for operations during the six months ended June 30, 2013, and had a working capital deficit of $2,409,566 and total stockholders’ deficit of $2,433,931 as of June 30, 2013. In addition, the Company has limited liquid assets, significant past due debts, including unpaid payroll taxes, and minimal revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on Transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

During the quarter ended June 30, 2013, the Company issued 164,713,742 shares of its common stock to various consultants in exchange for consulting and advisory services that are expected to be rendered to the Company over a period of twelve months. The fair value of these shares has been capitalized and is being amortized to expense over the period the Company expects to receive the related services. As of June 30, 2013, prepaid expenses related to these shares issuances aggregated $2,107,817.

Earnings (Loss) Per Share

Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding.  The weighted average number of common stock outstanding was 795,336,774 and 407,745,257 for the six months ended June 30, 2013 and 2012, respectively. The weighted average number of common stock outstanding was 878,254,407 and 464,088,522 for the three months ended June 30, 2013 and 2012, respectively. Net loss per share and diluted net loss per share are the same for all periods presented.

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

The Company has no financial instruments measured at fair value on a recurring or nonrecurring basis as of June 30, 2013 or December 31, 2012.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  As of June 30, 2013 and December 31, 2012, the Company’s only significant deferred tax asset is its net operating loss carryforwards. Based on the Company’s recurring losses and financial position, the net deferred tax assets (approximately $7.6 million as of June 30, 2013) have been fully reserved for as of June 30, 2013. Net operating losses begin to expire in 2022 for Federal purposes and 2014 for state purposes. The U.S. tax laws contain provisions (Section 382 limitations) that limit the annual utilization of net operating loss (and credit carryforwards) upon the occurrence of certain events including a significant change in ownership interest. Generally, such limitations arise when the ownership of certain shareholders or public groups in the stock of a corporation change by more than 50 percentage points over a three-year period. The Company may have incurred such an event or events; however, the Company has not completed a current study to determine the extent of the limitations, if any. Until a study is completed and the extent of the limitations is able to be determined, no amounts are being presented as an uncertain tax position.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. The Company has no unrecognized tax benefits as of June 30, 2013 and December 31, 2012. Given that the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company operates.

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

Management has determined that AAPT is the primary beneficiary of AAPSD as the Company’s interest in the entity is subject to variability based on results from operations and changes in the fair value. During the six months ended June 30, 2013 and 2012, all operations of AAPSD are included in the accompanying consolidated financial statements. For the six months ended June 30, 2013 and 2012, net sales of $113,491 and $10,930, respectively, and net income(losses) of $51,681 and ($43,012), respectively, were recognized as a result of the consolidation.

The financial position of AAPSD at June 30, 2013 is as follows:

Total Assets	$770,550
Total Liabilities	(1,277,736)
Total Stockholders’ Deficit	$507,186

3. INVENTORY

Inventory consists of the following:

	June 30, 2013	December 31, 2012
Raw materials	$-	$-
Work in process	-	-
Finished goods	741,568	715,869
	$741,568	$715,869

Finished goods inventory consists of both Pawtizer and NutraBar product available for sale.

4. MACHINERY AND EQUIPMENT

Machinery and equipment consists of the following:

	June 30, 2013	December 31, 2012
Computer equipment and software	$2,769	$2,769
Furniture and Fixtures	1,991	1,991
Leasehold improvements	31,219	-
Warehouse and food production equipment	146,316	73,562
Total	208,838	78,322
Less: Accumulated depreciation	(23,987)	(8,956)
Net Machinery and Equipment	$158,642	$69,366

Depreciation expense for the six months ended June 30, 2013 and 2012 was $14,696 and $227, respectively.

5. PAYROLL TAXES

The Company did not make certain required filings and payments of required federal and state payroll taxes. The collective amount of payroll taxes, interest and penalties due at June 30, 2013 and December 31, 2012 totaled $939,098 and $889,711, respectively. Under the Internal Revenue Code, the Internal Revenue Service may impose a civil penalty on the Company’s responsible persons that is distinct from the Company’s responsibilities. This civil penalty may equal 100% of the Company’s delinquent trust fund taxes.

6. NOTES PAYABLE

Notes payable consists of the following:

	June 30,	December 31,
	2013	2012
Notes Payable interest at 17% per annum; interest and principal due on demand; demand has been made and the note is in default at June 30, 2013 and December 31, 2012	50,000	50,000
Convertible 8% Note Payable due November 12, 2013	100,000	-
Total Notes Payable	$150,000	$50,000

On April 27, 2004, the Company entered into an unsecured promissory note with an unrelated third party for $150,000. The loan bears interest at 10% per annum and had an original due date of April 27, 2005. Extended due dates were granted up through 2011. On August 9, 2012, a stipulated settlement amount of $300,000, which included principal of $150,000 and accrued interest of $150,000, was reached with the noteholder. As a result of the stipulated settlement, the related $300,000 has been classified in settlements and judgments at June 30, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheet (Note 9).

In 2010, the Company entered into an unsecured promissory note with an unrelated third party for $50,000. The loan bears interest at 17% and is due on demand. On March 16, 2012, the noteholder demanded repayment of the note and all accrued interest. The Company has not made any payments and is in default on the note.

On February 12, 2013, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $103,500, less a $3,500 fee.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on November 12, 2013.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  Management determined the intrinsic value of the beneficial conversion feature to be $78,204 as of the commitment date. Such amount has been recognized as a debt discount and amortized over the note’s stated term. As a result, $40,839 of interest expense was recognized during the six months ended June 30, 2013 related to this promissory note.

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

On February 26, 2013, the Board of Directors authorized the Company to amend the Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with Chief Executive Officer Barry Schwartz and President, Lisa Bershan dated March 6, 2012. The amendment reduced interest to 6.5% per year, extended the maturity date to 4 years, and extended the conversion date to October 31, 2013. As of June 30, 2013, Mr. Schwartz and Ms. Bershan have loaned $541,257 under the terms of the Grid Note and such amount is convertible into 246,025,909 shares of the Company’s common stock.

The terms of the Grid Note provide that the conversion price be lowered upon the occurrence of certain defined events. Notwithstanding this fact, the embedded conversion right is not required to be bifurcated from the host debt instrument, as the underlying common stock is not deemed to be readily convertible to cash (Accounting Standards Codification 815-15-25-51) based on management’s evaluation of the trading volume of the Company’s common stock and the lock up provisions of the Grid Note.

The conversion price of the Grid Note was below the closing market price of the Company’s common stock at the tie of related borrowings. As a result, the Company recognized beneficial conversion features, which were limited to the amount of the Grid Note borrowings of $541,257. The beneficial conversion features are being amortized to interest expense over the term of the Grid Note (March 2016). During the three and six months ended June 30, 2013, interest expense related to the amortization of beneficial conversion features totaled $25,000.

During the six months ended June 30, 2013 and year ended December 31, 2012, the Company made advances to, and received advances from, an entity owned by the Company’s Chief Executive Officer. These advances are not collateralized and do not bear interest. As of June 30, 2013 and December 31, 2012, no amounts were due from and no amounts were due to this related entity.

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

Sales of Common Stock

During the six months ended June 30, 2013, the Company received and accepted subscriptions for 112,464,057 shares of common stock. 2,500,000 of these subscriptions were accepted at $0.02 per share and 109,964,057 were accepted at $0.007 per share. The sale of unregistered equity securities resulted in a capital increase of $819,748, before offering costs. The Company recorded a $527,216 common stock payable on its books at June 30, 2013 to reflect the value of the 49,828,429 of common shares not yet issued. Common stock payable is comprised of $427,216 of cash receipts for stock purchases (44,828,429 shares) and stock for consulting services valued at $100,000 (for 5,000,000 remaining shares on a 10,000,000 share consulting agreement which will be issued over the course of one year). Shares issued for services total 164,713,742 of which 158,493,742 were issued for consulting services and were valued at $2,095,419. These services will be provided over the course of the year and are amortized accordingly. An additional 6,220,000 shares were issued in the form of commissions and were valued at $43,540 and were expensed in the quarter. A total of 6,795,500 shares of common stock with a value of $51,920 were issued in the form of offering costs and 10 million shares of common stock were issued with a value of $100,000 as interest payment on debt during the six months ended June 30, 2013. As of June 30, 2013, there were 1,020,239,381 shares issued and outstanding.

Conversion of Preferred Stock to Common Stock

On February 27, 2009, the Company entered into an agreement with the two preferred stockholders to convert all 56,500 shares of Series “A” Preferred shares held by them in exchange for 5,000,000 shares of the Company’s common stock (the “Share Guarantee”).  The delivery of the common stock to the preferred stockholders took place in March 2009 and the Company was released by the stockholders from any and all future claims and liabilities. The preferred stockholders have the right to sell the common stock at a rate of 1,250,000 in the aggregate every 90 days starting May 15, 2009 and the right to sell at will after June 30, 2010. The Company has agreed that the total value of the shares sold over the Liquidation Period, which is defined as the period from May 15, 2009 to April 30, 2010, to be at a minimum of $800,000 or the market value of 5,000,000 shares at $0.16 per share. If the value of the shares sold during the Liquidation Period is less than $800,000, then the Company will have the right to purchase any unsold shares at a price of $0.16 per share. If the gross proceeds from all sales is still less than $800,000 then the Company shall have the right and not the obligation to make up the difference by making a cash payment on or before May 31, 2010.  In addition, no later than June 15, 2010, the Company is obligated to issue an additional 3,000,000 shares of the common stock in total to these stockholders if the sales proceeds and any additional payments made by the Company is less than $800,000.

The Share Guarantee was subsequently amended to extend the Liquidation Period described above to June 30, 2011 and those amendments required the Company to issue 6,000,000 shares of common stock with a fair value of $400,000 in 2010. In connection with the Share Guarantee, the Company recognized an additional expense, and a corresponding accrued liability, of $600,000 in 2010.

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

Warrants and Stock Options

The Company did not issue any warrants or stock options during the six months ended June 30, 2013. Further, there were no warrant or stock option exercises, expirations or cancellations during the six months ended June 30, 2013.

Common Stock Receivable

On April 6, 2010, the Company settled litigation with a former employee. Terms of the settlement required the former employee to place 400,000 shares of Company common stock valued at $52,000 in an escrow account in exchange for an initial payment of $8,000 and 27 monthly payments of $1,571. The Company will receive the shares of common stock after all of the payments have been made. The Company has made no payments related to this arrangement (Note 9).

On February 3, 2011, through mediation, the Company settled litigation with a former employee. Terms of the settlement required the former employee to place 750,000 shares of Company stock valued at $90,000 in an escrow account in exchange for 14 monthly payments of $6,576. The Company will receive the shares of common stock after all of the payments have been made. The Company has made no payments related to this arrangement.

9. LITIGATION, CLAIMS, AND JUDGMENTS

The Company is involved in various litigation, claims and judgments involving vendors, former employees, and a promissory noteholder. A summary is as follows:

	June 30, 2013	December 31, 2012
Vendors	$382,473	$382,473

Former Employees	271,629	268,245

Promissory Noteholder	236,387	227,281

	$890,488	$877,999

Vendors

As of December 31, 2011, one vendor had a settlement agreement for $20,000. During 2012, six vendors made claims or were awarded judgments against the Company for a total of $364,473, and aggregate payments of $2,000 were made. The balance outstanding to these vendors at June 30, 2013 and December 31, 2012 was $382,473.

On July 23, 2012, a vendor filed an action against the Company and certain officers as individuals for an original $150,000 judgment previously awarded in arbitration, 4.75% interest, legal fees of $49,950, and other fees of $4,981. The action has not been heard by a court. The Company has recognized $221,463 in its June 30, 2013 and December 31, 2012 consolidated balance sheets relating to this matter.

Former Employees

As of December 31, 2011, six former employees made claims or were awarded judgments against the Company for a total of $211,480. During 2012, one former employee entered into a settlement agreement for $50,000, and there were no payments made in 2013 or 2012. The Company accrues interest on these claims at 10% per year. The balance outstanding at June 30, 2013 and December 31, 2012 was $271,628 and $268,245, respectively.

As described in Note 8, the Company has settlement agreements with two former employees that require monthly cash payments and provide for the return of 1,150,000 shares of common stock if the Company satisfies its payment obligations to the former employees.

Promissory Noteholder

On August 9, 2012, the Company settled litigation with a note holder. The settlement requires the Company to pay cash of $300,000 and interest at 8% per annum. Terms of the settlement require an initial payment of $50,000 and quarterly payments of $30,000 beginning October 1, 2012. Total payments during 2012 were $80,000. The outstanding principal balance and accrued interest as of June 30, 2013 and December 31, 2012, was $236,387 and $227,281, respectively.

In the event of default, the noteholder can enter a stipulated judgment against the Company and certain officers as individuals in the amount of $1,197,190. The Company has not made the required January 1, 2013, April 1, 2013, or June 1, 2013 payments and the noteholder has not filed the stipulated judgment against the Company.

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

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500.  The discount of $663,500 is being amortized over 30 years with annual cash payments of $33,333.  The Company did not make any payments during the six months ended June 30, 2013 or in the years ended December 31, 2012 and 2011. As of June 30, 2013 and December 31, 2012, $413,908 and $402,850, respectively, were recorded as prize liabilities in the accompanying condensed consolidated balance sheets.

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

2013	$74,481
2014	150,327
2015	129,279
2016	108,022
2017 and thereafter	45,305
Total	$507,413

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

12. SUBSEQUENT EVENTS

During the period from July 1, 2013 to August 12, 2013, the Company received and accepted subscriptions for 74,001,104 shares of common stock at $0.007 per share. Proceeds from the sales of equity securities aggregated $518,008, before offering costs.

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

The Company has never operated at a profit and is dependent upon additional financing to remain a going concern. Throughout 2012, the Company obtained equity capital in the amount of approximately $3,000,000 and continues to seek additional equity capital to sustain operations. During the three months ended June 30, 2013, the Company obtained $583,778 of equity capital and borrowed $478,981 from its CEO and President under the terms of a convertible note to sustain operations. The Company remains under significant financial strain, primarily because of its limited operating funds and a significant amount of past due debts. The limited amount of operating capital may preclude the Company’s ability to execute its manufacturing, marketing, and distribution objectives or to continue operations. As a result, the reports of the independent registered public accounting firms on the Company’s 2012 and 2011 consolidated financial statements include explanatory paragraphs expressing substantial doubt regarding the Company’s ability to continue as a going concern.

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

As of June 30, 2013, one other source for funding was the $1,000,000 credit facility commitment from the Company’s, Chief Executive Officer, Barry Schwartz, and President, Lisa Bershan, provided to the Company in March 2012. On March 1, 2013, this credit facility was renewed with the following changes to the terms: Interest rate was lowered to 6.5% per year and the maturing date was amended to be due and payable not later than 48 months from the original issue date of the Revolving Grid Note. As of June 30, 2013, advances to the Company under this facility totaled $541,257, increasing the holders’ beneficial ownership by 246,025,909 shares of common stock. The Company’s need for significant future funding will likely result in significant additional dilution to our stockholders.

The terms of the Grid Note provide that the conversion price be lowered upon the occurrence of certain defined events. Notwithstanding this fact, the embedded conversion right is not required to be bifurcated from the host debt instrument, as the underlying common stock is not deemed to be readily convertible to cash (Accounting Standards Codification 815-15-25-51) based on management’s evaluation of the trading volume of the Company’s common stock and the lock up provisions of the Grid Note.

The conversion price of the Grid Note was below the closing market price of the Company’s common stock at the tie of related borrowings. As a result, the Company recognized beneficial conversion features, which were limited to the amount of the Grid Note borrowings of $541,257. The beneficial conversion features are being amortized to interest expense over the term of the Grid Note (March 2016). During the three and six months ended June 30, 2013, interest expense related to the amortization of beneficial conversion features totaled $25,000.

In the three months ended June 30, 2013, the Company raised $583,778 of equity capital before offering costs. The Company is currently seeking additional sources of funding.

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

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following discussion of the results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto for the six month period ended June 30, 2013 and 2012 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2012.

The Company’s expenses have increased dramatically in relation to sales as the Company is launching new products and preparing for future growth. For the six months ended June 30, 2013, net sales were $113,491 which is attributable to the introduction of the NutraBar™ product line. Cost of goods sold were $116,330 during the same period. Net sales during our second quarter were lower than our first quarter sales primarily as a result of production inefficiencies. Our negative gross margin results from our sales being insufficient to cover certain fixed production costs. Net sales and cost of sales for the same period in 2012 were $10,930 and $5,514, respectively.

Sales and marketing expenses decreased $47,950, from $177,733 to $129,783, for the six months ended June 30, 2012 and 2013, respectively. Higher expenses in the first six months of the prior year are primarily due to product development, testing, and promotion of the NutraBar™ product line while the Company was in early stages of NutraBar™ development. General and administrative expenses increased $491,599, from $749,549 to $1,241,148, for the six months ended June 30, 2012 and 2013. This increase is attributable to payroll and facility expenses for our new manufacturing division in Shawnee, KS of approximately $234,000 and increases to legal, consulting and commission expenses of approximately $258,000 over the same period last year.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following discussion of the results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto for the three month period ended June 30, 2012 and 2013 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2012.

The Company’s expenses have increased dramatically in relation to sales as the Company is launching new products and preparing for future growth. For the three months ended June 30, 2013, net sales were $20,947 which is attributable to the NutraBar™ product line. Cost of goods sold were $43,566 for the same period. Net sales during our second quarter were lower than our first quarter sales primarily as a result of production inefficiencies. Our negative gross margin results from our sales being insufficient to cover certain fixed production costs. Net sales and cost of sales for the same period in 2012 were $10,930 and $5,514, respectively.

Sales and marketing expenses decreased $37,009, from $100,261 to $63,252, for the three months ended June 30, 2012 and 2013, respectively. Higher expenses in the prior year period are primarily due to product development, testing, and promotion of the NutraBar™ product line while the Company was in early stages of NutraBar™ development. General and administrative expenses increased $321,863, from $406,056 to $727,919, for the three months ended June 30, 2012 and 2013. This increase is attributable to payroll and facility expenses for our new manufacturing division in Shawnee, KS of approximately $170,000 and increases to legal, consulting and commission expenses of approximately $152,000 over the same period last year.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on June 17, 2013, in Part II, Item 7 under the heading “Critical Accounting Policies/Estimates.” In addition, refer to Note 1 to the consolidated interim financial statements included in Part I, Item 1 of this report for a summary of our significant accounting policies.

Recent Accounting Pronouncements

We do not believe that any recent accounting pronouncements will have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

Other than the lease commitments described in Note 11 to our June 30, 2013 unaudited condensed consolidated financial statements, we have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The information contained in this Quarterly Report is as of June 30, 2013, unless expressly stated otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, All American Pet Company, Inc. is not required to provide the information required by this item

Item 4. Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely discussions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various litigation involving vendors, former employees, and a promissory noteholder.

Vendors

As of December 31, 2011, one vendor had a settlement agreement for $20,000. During 2012, six vendors made claims or were awarded judgments against the Company for a total of $364,473, and related payments of $2,000 were made. The balance outstanding to these vendors at June 30, 2013 and December 31, 2012 was $382,473.

On July 23, 2012, a vendor filed an action against the Company and certain officers as individuals for an original $150,000 judgment previously awarded in arbitration, 4.75% interest, legal fees of $49,950, and other fees of $4,981. The action has not been heard by a court.

Former Employees

As of December 31, 2011, six former employees made claims or were awarded judgments against the Company for a total of $211,961. During 2012, one former employee entered into a settlement agreement for $50,000, and there were no payments. The balance outstanding at June 30, 2013 and December 31, 2012 was $271,628 and $268,245, respectively, and includes accrued interest.

On April 6, 2010, the Company settled litigation with one of the six former employees. Terms of the settlement required the former employee to place 400,000 shares of Company stock valued at $52,000 in an escrow account in exchange for an initial payment of $8,000 and 27 monthly payments of $1,571. The Company will receive the shares of common stock after all of the payments have been made. The Company made no payments during the six months ended June 30, 2013, no payments in 2012, and $3,342 in 2011. The outstanding balance at June 30, 2013 was $31,432.

On February 3, 2011, through mediation, the Company settled litigation with one of the former six former employees. Terms of the settlement required the former employee to place 750,000 shares of Company stock valued at $90,000 in an escrow account in exchange for 14 monthly payments of $6,576. The Company will receive the shares of common stock after all of the payments have been made. The Company made no payments during the six months ended June 30, 2013, no payments in 2012, and $2,069 in 2011. The outstanding balance at June 30, 2013 was $90,000.

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

Item 2. Unregistered Sales of Equity Securities

During the three months ended June 30, 2013, the Company received $583,778 in subscriptions for 83,396,914 shares of common stock at $0.007 per share. The Company incurred offering costs of $58,377 in the equity sales effort. As of June 30, 2013, the Company has a common stock payable of $527,216. The Company sold the shares without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. There were no more than 35 purchasers of the common stock, appropriate financial and business information was provided to the purchasers in accordance with Rule 502(b), there was no form of general solicitation or general advertising relating to the offer and the Company exercised reasonable care to assure that the purchasers of the common stock were not underwriters within the meaning of section 2(a)(11) of the Securities Act. Based on information received, the Company believes that each purchaser of shares is an accredited investor within the meaning of the federal securities laws. The shares have not been registered. The shares may not be offered or sold by the investors absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Securities Act of 1933.

During the three months ended June 30, 2013, the Company issued 235,955,178 shares of common stock of which 17,852,950 common shares was a reduction of the stock payable as of March 31, 2013 valued at $189,970. Additionally, 6,220,000 common shares, valued at $43,540, were issued as offering costs payable to placement agents. As of June 30, 2013, there were 1,020,239,381 common shares outstanding. As of August 12, 2013, the Company had 1,162,818,233 shares of common stock outstanding.

On February 12, 2013, the Company entered into an unsecured, convertible promissory note with an unrelated third party for $103,500, less a $3,500 fee.  The loan bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on November 12, 2013.  At any time 180 days after the date of the note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  Management determined the intrinsic value of the beneficial conversion feature to be $78,000 as of the commitment date. Such amount has been recognized as a debt discount and amortized over the note’s stated term. As a result, $40,839 of interest expense was recognized during the six months ended June 30, 2013.

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

On February 26, 2013, the Board of Directors authorized the Company to amend the Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with Chief Executive Officer Barry Schwartz and President, Lisa Bershan dated March 6, 2012. The amendment reduced interest to 6.5% per year, extended the maturity date to 4 years, and extended the conversion date to October 31, 2013. As of August 12, 2013, Mr. Schwartz and Ms. Bershan have loaned $570,384 under the terms of the Grid Note and such amount is convertible into 259,265,454 shares of the Company’s common stock.

The terms of the Grid Note provide that the conversion price be lowered upon the occurrence of certain defined events. Notwithstanding this fact, the embedded conversion right is not required to be bifurcated from the host debt instrument, as the underlying common stock is not deemed to be readily convertible to cash (Accounting Standards Codification 815-15-25-51) based on management’s evaluation of the trading volume of the Company’s common stock and the lock up provisions of the Grid Note.

The conversion price of the Grid Note was below the closing market price of the Company’s common stock at the tie of related borrowings. As a result, the Company recognized beneficial conversion features, which were limited to the amount of the Grid Note borrowings of $541,257. The beneficial conversion features are being amortized to interest expense over the term of the Grid Note (March 2016). During the three and six months ended June 30, 2013, interest expense related to the amortization of beneficial conversion features totaled $25,000.

Item 3. Defaults Upon Senior Securities

As described in Note 6 to the June 30, 2013 condensed consolidated financial statements, the Company is in default of a $50,000 note.

As described in Note 9 to the June 30, 2013 condensed consolidated financial statements, the Company is subject to various litigation, claims and judgments.

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

Date: August 14, 2013

