Form 10-Q
period 2013-09-30
ALL AMERICAN PET COMPANY, INC.
filed 2014-03-14
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of March 13, 2014, the Registrant had outstanding 1,421,917,109 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 5,000,000 shares of Common Stock.

ALL AMERICAN PET COMPANY, INC.
FOR THE THREE AND NINE MONTHS ENDED
September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$52,633	$13,376
Accounts Receivable	84,367	-
Prepaid Expenses	9,300	-
Inventory	95,561	715,869
Total current assets	241,861	729,245
Machinery and equipment, net	149,726	69,366
Other assets	85,736	85,290
TOTAL ASSETS	$477,323	$883,901

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$89,626	$90,095
Accounts payable	2,816,673	2,605,638
Current portion contest prize	166,665	133,332
Settlement and judgments payable	887,056	877,999
Share guarntee liability	379,000	400,000
Accrued wages	10,277	36,678
Placement fees payable	18,249	54,372
Accrued payroll taxes	939,098	889,711
Grid note advances, net of debt discount	92,096	-
Notes payable, net of debt discount	91,136	50,000
Accrued interest	103,798	47,897
Total current liabilities	5,593,674	5,185,722
Long-term liabilities:
Net present value contest prize obligation	252,772	269,518
Total long-term liabilities	252,772	269,518
TOTAL LIABILITTIES	$5,846,446	$5,455,240

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Common stock, $0.001 par value; authorized 3,000,000,000 shares at September 30, 2013 and December 31, 2012;
issued and outstanding at September 30, 2013 (1,296,159,433)
and December 31, 2012 (695,494,866)	$1,296,159	$695,495
Additional paid-in capital	23,622,956	18,486,273
Common stock payable	109,700	677,156
Common stock receivable	(142,000)	(142,000)
Accumulated deficit	(29,170,899)	(23,729,397)
Non-controlling interest	(1,085,039)	(558,866)
Total Stockolders' deficit	(5,369,123)	(4,571,339)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$477,323	$883,901

See accompanying notes to the consolidated financial statements.

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited	Unaudited	Unaudited	Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$84,963	$6,067	$198,454	$19,496
Slotting fees	-	(112)	-	(2,611)
Net sales	84,963	5,955	198,454	16,885

Cost of goods sold	766,792	3,174	883,122	8,688
GROSS PROFIT <LOSS>	(681,829)	2,781	(684,668)	8,197

OPERATING EXPENSES
Sales and marketing	140,128	70,790	269,911	248,523
General and administrative	3,370,307	588,196	4,611,455	1,337,745
TOTAL OPERATING EXPENSES	3,510,435	658,986	4,881,366	1,586,268

LOSS FROM OPERATIONS	(4,192,264)	(656,205)	(5,566,034)	(1,578,071)

OTHER EXPENSE/(INCOME)
Loss (Gain) on settlement	-	70,966	-	(60,946)
Interest expense	201,014	27,745	401,641	91,761
TOTAL OTHER EXPENSE	201,014	98,711	401,641	30,815

LOSS BEFORE TAXES	(4,393,278)	(754,916)	(5,967,675)	(1,608,886)

Provision for income taxes	-	-	-	-
NET LOSS	$(4,393,278)	$(754,916)	$(5,967,675)	$(1,608,886)

Net loss attributable to noncontrolling interest	$(577,854)	$(17,246)	$(526,173)	$(60,258)

NET LOSS ATTRIBUTABLE TO ALL AMERICAN PET COMPANY, INC.	$(3,815,424)	$(737,670)	$(5,441,502)	$(1,548,628)

BASIC AND DILUTED LOSS PER COMMON SHARES	$(0.003)	$(0.001)	$(0.006)	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,174,504,526	603,853,435	921,774,429	470,615,556

See accompanying notes to the consolidated financial statements.

ALL AMERICAN PET COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited	Unaudited
	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,967,675)	$(1,608,886)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	26,113	8,008
Amortization of contest prize	16,587	15,629
Amortization of debt discount to interest expense	158,992	-
Common stock issued as additional financing cost	106,500	-
Gain on settlement	-	(60,946)
Common stock issued for services	3,077,729	-
(Increase) decrease in:
Accounts receivable	(84,367)	(448)
Inventory	620,308	(359,873)
Prepaid expenses	(9,300)	(17,033)
Other assets	(446)	(61,615)
Increase (decrease) in:
Accounts payable	211,036	134,967
Accounts payable to former officer	-	(15,000)
Accrued officer/consulting salaries	-	(57,070)
Accrued payroll taxes	49,387	74,848
Accrued liabilities	(26,401)	-
Settlements and judgments	9,057	-
Accrued interest	55,901	(16,868)
Advances to officers	-	(371,117)
NET CASH USED IN OPERATING ACTIVITIES	$(1,756,579)	$(2,335,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchases	$(106,473)	$(66,042)
NET CASH FLOW USED IN INVESTING ACTIVITIES	$(106,473)	$(66,042)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	$(469)	$(795)
Payment on notes payable - other	-	(80,000)
Net payments for placement of common stock	-	(63,612)
Proceeds from notes payable - others	186,000	-
Proceeds from notes payable - Grid note (net)	639,170	-
Placement fees paid	(36,123)	-
Proceeds from sale of common stock	1,113,731	2,618,406
NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,902,309	$2,473,999

Increase in cash and cash equivalents	$39,257	$72,553
Cash at beginning of period	13,376	2,396
CASH AT END OF PERIOD	$52,633	$74,949

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as additional financing cost	$106,500	$-
Common stock issued for services	$3,077,729	$-
Conversion of debt for shares of common stock	$103,500	$-

See accompanying notes to the consolidated financial statements.

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As described below, the Company has incurred consistent losses and has limited liquid assets, significant past due debts, and a substantial stockholders' deficit. These conditions, among others, raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly certain information and notes required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, as reported by us in our Annual Report on Form 10-K filed with the SEC on June 17, 2013. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2013, and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

Previously Reported Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, approximately $15,000 of interest on unpaid payroll taxes has been reclassified from general and administrative expenses to interest expenses in the accompanying statement of operations.

Going Concern and Management’s Plans

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and limited funds. As shown in the consolidated financial statements, the Company incurred a net loss of $5,968,000, and used $1,757,000 cash for operations during the nine months ended September 30, 2013, and had a working capital deficit of $5,352,000 and total stockholders’ deficit of $5,369,000 as of September 30, 2013. In addition, the Company has limited liquid assets, significant past due debts, including unpaid payroll taxes, and minimal revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

Revenue Recognition, Sales Incentives and Slotting Fees

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers, and when there is evidence of an arrangement, the selling price is fixed or determinable and collectability is reasonably assured.  The Company’s revenue arrangements with its customers may include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts.  These costs are typically referred to collectively as “trade spending”. Pursuant to Accounting Standards Codification (“ASC”) Topic 605, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. Slotting fees refer to arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, the Company expenses the slotting fee at the time orders are first shipped to customers.

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

During the quarter ended September 30, 2013, the Company issued 129,000,000 shares of its common stock to various consultants in exchange for consulting and advisory services. The fair value of the shares were expensed during the current period. As of September 30, 2013, expenses related to these shares issuances totaled $903,000.  During the nine months ended September 30, 2013, the Company issued 294,368,549 shares of its common stock to various consultants in exchange for consulting and advisory services and total stock-based compensation was $3,077,729.

Earnings (Loss) Per Share

Net loss per share is calculated using the weighted average number of common stock outstanding for the period and diluted loss per share is computed using the weighted average number of common stock and dilutive common equivalent stock outstanding. The weighted average number of common stock outstanding was 921,774,429 and 470,615,556 for the nine months ended September 30, 2013 and 2012, respectively. The weighted average number of common stock outstanding was 1,174,504,526 and 603,853,435 for the three months ended September 30, 2013 and 2012, respectively. Net loss per share and diluted net loss per share are the same for all periods presented.

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

The Company has no financial instruments measured at fair value on a recurring or nonrecurring basis as of September 30, 2013 or December 31, 2012.

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. As of September 30, 2013 and December 31, 2012, the Company’s only significant deferred tax asset is its net operating loss carryforwards. Based on the Company’s recurring losses and financial position, the net deferred tax assets (approximately $8.5 million as of September 30, 2013) have been fully reserved for as of September 30, 2013. Net operating losses begin to expire in 2022 for Federal purposes and 2014 for state purposes. The U.S. tax laws contain provisions (Section 382 limitations) that limit the annual utilization of net operating loss (and credit carryforwards) upon the occurrence of certain events including a significant change in ownership interest. Generally, such limitations arise when the ownership of certain shareholders or public groups in the stock of a corporation change by more than 50 percentage points over a three-year period. The Company may have incurred such an event or events; however, the Company has not completed a current study to determine the extent of the limitations, if any. Until a study is completed and the extent of the limitations is able to be determined, no amounts are being presented as an uncertain tax position.

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. The Company has no unrecognized tax benefits as of September 30, 2013 and December 31, 2012. Given that the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company operates.

2. VARIABLE INTEREST ENTITY

The following is a description of the Company’s financial interests in a variable interest entity that management considers significant, those for which management has determined that the Company is the primary beneficiary of the entity and, therefore, has consolidated the entity into the Company’s financial statements.

On August 12, 2009, the Company entered into a License Agreement with AAP Sales and Distribution, Inc. (“AAPSD”). Under the terms of the agreement, AAPSD has the non-exclusive right to manufacture and market certain products of the Company (“AAPT”). The duration of the agreement is for a period of five years.  The Company is the primary beneficiary of AAPSD because management of AAPT controls the economic resources of AAPSD and provides significant financial support to AAPSD in the form of the production and distribution and deferred payment arrangements between AAPSD the Company.

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

Management has determined that AAPT is the primary beneficiary of AAPSD as the Company’s interest in the entity is subject to variability based on results from operations and changes in the fair value. During the nine months ended September 30, 2013 and 2012, all operations of AAPSD are included in the accompanying consolidated financial statements. For the nine months ended September 30, 2013 and 2012, net sales of $198,454 and $16,885, respectively, were recognized as a result of the consolidation. For the nine months ended September 30, 2013 and 2012, net loss of $526,172 and net income of $60,258, respectively, were recognized as a result of the consolidation.

The financial position of AAPSD at September 30, 2013 is as follows:

Total Assets	$200,948
Total Liabilities	(1,285,987)
Total Stockholders’ Equity	$(1,085,039)

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

3. INVENTORY

Inventory consists of the following:

	September 30, 2013	December 31, 2012
Raw materials	$-	$-
Work in process	-	-
Finished goods	95,561	715,869
	$95,561	$715,869

Finished goods inventory consists of both Pawtizer and NutraBar product available for sale.

4. MACHINERY AND EQUIPMENT

Machinery and equipment consists of the following:

	September 30, 2013	December 31, 2012
Computer equipment and software	$2,769	$2,769
Furniture and Fixtures	1,991	1,991
Leasehold improvements	31,219	-
Warehouse and food production equipment	148,816	73,562
Total	184,795	78,322
Less: Accumulated depreciation	(35,069)	(8,956)
Net Machinery and Equipment	$149,726	$69,366

Depreciation expense for the nine months ended September 30, 2013 and for the year ended December 31, 2012 was $26,113 and $12,750, respectively.

5. PAYROLL TAXES

The Company did not make certain required filings and payments of required federal and state payroll taxes. The collective amount of payroll taxes, interest and penalties due at September 30, 2013 and December 31, 2012 totaled $939,098 and $889,711, respectively. Under the Internal Revenue Code, the Internal Revenue Service may impose a civil penalty on the Company’s responsible persons that is distinct from the Company’s responsibilities. This civil penalty may equal 100% of the Company’s delinquent trust fund taxes.  Further, the Internal Revenue Service may employ a number of actions against the Company, such as audits, filing tax liens, and prosecution.

6. NOTES PAYABLE

Notes payable consists of the following:

	September 30,	December 31,
	2013	2012
Note Payable interest at 15% per annum; interest and principal due on demand; demand has been made and the note is in default at September 30, 2013 and December 31, 2012	$50,000	$50,000
Convertible 8% Note Payable due June 19, 2014	103,500	-
Total Notes Payable	$150,000	$50,000

On April 27, 2004, the Company entered into an unsecured promissory note with an unrelated third party for $150,000. The loan bears interest at 10% per annum and had an original due date of April 27, 2005. Extended due dates were granted up through 2011. On August 9, 2012, a stipulated settlement amount of $300,000, which included principal of $150,000 and accrued interest of $150,000, was reached with the note holder. As a result of the stipulated settlement, the related $300,000 has been classified in settlements and judgments at September 30, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheet (Note 9).

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

In 2010, the Company entered into an unsecured promissory note with an unrelated third party for $50,000. The loan bears interest at 15% and is due on demand. On March 16, 2012, the note holder demanded repayment of the note and all accrued interest. The Company has not made any payments and is in default on the note.

On February 12, 2013, the Company entered into an unsecured, Convertible Promissory Note (the “Convertible Note”) with an unrelated third party for $103,500.  The Convertible Note bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on November 12, 2013.  At any time 180 days after the date of the Convertible Note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  Pursuant to the terms of the Convertible Note, the Company must meet all of its filing requirements with the Securities and Exchange Commission (the “SEC”).  During the period, the Company did not comply with this provision, and as a result, the Convertible Note went into default.  As provided for in the Convertible Note, it became a demand note and demand was made, the amount due became $159,390 which amount is composed of 150% of the principal amount or $155,250 which amount is composed of the principal amount of $103,500 and the default interest amount of $51,750, and the accrued interest of $4,140.  During the quarter ended September 30, 2013, the entire principal amount of $103,500 together with $6,500 of interest for an aggregate amount of $110,000 was converted into 49,341,200 shares of the Company’s common stock.  Further, as of October 22, 2013, the balance of $49,390 in interest was converted into 36,751,282 shares of the Company’s common stock.  Finally, the intrinsic value of the beneficial conversion feature associated with the Convertible Note was $78,204 which amount was recorded as debt discount on the commitment date. As a result of the conversion of the entire principal and interest due, the Company fully amortized the debt discount during the period ended September 30, 2013 and $78,204 in debt discount was recognized as interest expense during the period ended September 30, 2013.

On September 17, 2013, the Company entered into an unsecured, Convertible Promissory Note (the “Convertible Note”) with an unrelated third party for $103,500.  The Convertible Note bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on June 19, 2014.  At any time 180 days after the date of the Convertible Note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  The intrinsic value of the beneficial conversion feature associated with the Convertible Note was $66,172 which amount was recorded as debt discount on the commitment date and will be amortized over the life of the Convertible Note.  For the period ended September 30, 2013 the Company recorded $3,808 of the debt discount as interest expense.  Subsequent to the quarter ended September 30, 2013, during November 2013, the Company did not make required SEC filings, and as a result, the Convertible Note went into default.  Pursuant to the terms of the Convertible Note, the Company must meet all of its filing requirements with the SEC and as provided for in the Convertible Note, it became a demand note and demand was made during November 2013.  The amount due became $159,390 which amount is composed of 150% of the principal amount or $155,250 which amount is composed of the principal amount of $103,500 and the default interest amount of $51,750, and accrued interest of $4,140.  The Company has made no payments on the Convertible Note.

The terms of the Convertible Notes provide that the conversion price be lowered upon the occurrence of certain defined events, such as future equity transactions at a price lower than the Convertible Notes’ conversion rate. Notwithstanding this fact, the embedded conversion right is not required to be bifurcated from the host debt instrument, as the underlying common stock is not deemed to be readily convertible to cash (Accounting Standards Codification 815-15-25-51) based on management’s evaluation of the trading volume of the Company’s common stock and the potential amount of the issuable shares.

7. RELATED PARTY TRANSACTIONS

On March 6, 2012, the Board of Directors, consisting of Mr. Schwartz and Ms. Bershan, authorized the Company to execute a Convertible Revolving Grid Note (the “Grid Note”) for a principal sum of up to $1,000,000 with CEO Barry Schwartz and President, Lisa Bershan. The Grid Note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. Neither Mr. Schwartz nor Ms. Bershan has advanced capital under the terms of the grid note as of December 31, 2012. In March 2013, the Grid Note was amended. On February 26, 2013, the Board of Directors authorized the Company to amend the Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with Chief Executive Officer Barry Schwartz and President Lisa Bershan dated March 6, 2012. The amendment reduced interest to 6.5% per year, extended the maturity date to 4 years, and extended the conversion date to October 31, 2013. As of September 30, 2013, Mr. Schwartz and Ms. Bershan have loaned $624,064 with $15,106 accrued interest. Under the terms of the Grid Note and such amount is convertible into 290,531,696 shares of the Company’s common stock.

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

The conversion price of the Grid Note was below the closing market price of the Company’s common stock at the tie of related borrowings. As a result, the Company recognized beneficial conversion features, which were limited to the amount of the Grid Note borrowings of $624,064. The beneficial conversion features are being amortized to interest expense over the term of the Grid Note (March 2016). During the nine months ended September 30, 2013, interest expense related to the amortization of beneficial conversion features totaled $76,980.

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

During the nine months ended September 30, 2013 and year ended December 31, 2012, the Company made advances to, and received advances from, an entity owned by the Company’s Chief Executive Officer. These advances are not collateralized and do not bear interest. As of September 30, 2013 and December 31, 2012, no amounts were due from and no amounts were due to this related entity.

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

Sales of Common Stock

During the nine months ended September 30, 2013, the Company received and accepted subscriptions for 246,955,267 shares of common stock. 2,500,000 of these subscriptions were accepted at $0.02 per share and 244,455,267 were accepted at $0.007 per share. The sale of unregistered equity securities resulted in a capital increase of $1,113,731, before offering costs. The Company had previously recorded a $527,216 common stock payable on its books at June 30, 2013 to reflect the value of 49,828,429 of common shares not yet issued related to subscriptions sold during the quarter ended June 30, 2013 which shares were issued during the quarter ended September 30, 2013.

During the three and nine months ended September 30, 2013, shares issued for services totaled 129,000,000 and 294,368,549 and were valued at $903,000 and $3,077,037. Management believes that related services were fully provided as of September 30, 2013 and thus were fully amortized to expense.

As of September 30, 2013, there were 1,296,159,433 shares issued and outstanding.

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

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

Warrants and Stock Options

The Company did not issue any warrants or stock options during the nine months ended September 30, 2013. Further, there were no warrant or stock option exercises, expirations or cancellations during the nine months ended September 30, 2013.

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

9. LITIGATION, CLAIMS, AND JUDGMENTS

The Company is involved in various litigation, claims and judgments involving vendors, former employees, and a promissory noteholder. A summary is as follows:

	September 30,	December 31,
	2013	2012

Vendors	$382,473	$382,473
Employees	254,292	268,245
Noteholder	250,291	227,281

	$887,056	$877,999

Vendors

As of December 31, 2011, one vendor had a settlement agreement for $20,000. As of September 30, 2013 no payments have been made.

During 2012, six vendors made claims or were awarded judgments against the Company for a total of $364,473. Also during the year ended December 31, 2012, a payment of $2,000 was made to one of the vendors which payment fulfilled that claim in full. The balance outstanding to the remaining five vendors at September 30, 2013 and December 31, 2012 was $362,473. On July 23, 2012, one of the vendors filed an action against the Company and certain officers as individuals for an original $150,000 judgment previously awarded in arbitration, which bears 4.75% interest, $49,950 in legal fees, and $4,981 in other fees. A court has not heard this action. The Company has recognized $221,463 in its September 30, 2013 and December 31, 2012 consolidated balance sheets relating to this matter.

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

Former Employees

As of December 31, 2011, six former employees made claims or were awarded judgments against the Company for a total of $211,480. During 2012, one former employee entered into a settlement agreement for $50,000, and there were no payments made in 2013 or 2012. The Company accrues interest on these claims at 10% per year. The balance outstanding at September 30, 2013 and December 31, 2012 was $254,292 and $268,245, respectively.

As described in Note 8, the Company has settlement agreements with two former employees that require monthly cash payments and provide for the return of 1,150,000 shares of common stock if the Company satisfies its payment obligations to the former employees.

Promissory Noteholder

On August 9, 2012, the Company settled litigation with a note holder. The settlement requires the Company to pay cash of $300,000 and interest at 8% per annum. Terms of the settlement require an initial payment of $50,000 and quarterly payments of $30,000 beginning October 1, 2012. Total payments during 2012 were $80,000. The outstanding principal balance and accrued interest as of September 30, 2013 and December 31, 2012, was $250,291 and $227,281, respectively.

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

The present value of the $1,000,000 obligation payable over 30 years at 7.5% present value is $336,500. The discount of $663,500 is being amortized over 30 years with annual cash payments of $33,333. The Company did not make any payments during the nine months ended September 30, 2013 or in the years ended December 31, 2012 and 2011. As of September 30, 2013 and December 31, 2012, $419,437 and $402,850, respectively, were recorded as prize liabilities in the accompanying condensed consolidated balance sheets.

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

2013	$48,865
2014	150,327
2015	129,279
2016	108,022
2017 and thereafter	45,305
Total	$481,798

In addition to these commitments, the Company pays monthly rent for its corporate offices and rent for a warehouse forklift, both on month to month basis, totaling $6,395 per month.

ALL AMERICAN PET COMPANY, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

Litigation

In addition to the matters described in Note 9, from time to time, the Company is involved in litigation arising in the normal course of business. Management believes that resolution of these other matters will not result in any payment that, in the aggregate, would be material to the Company’s consolidated financial position or results of operations.

12. SUBSEQUENT EVENTS

During the period from October 1, 2013 to March 13, 2014, the Company received and accepted subscriptions for 71,843,000 shares of common stock at prices between $0.004 and $0.007 per share. Proceeds from the sales of equity securities aggregated $325,372 before offering costs.

During the period from October 1, 2013 to March 13, 2014, the Company issued a total of 38,413,394 shares of common stock as non-cash stock based compensation to various consultants in exchange for consulting and advisory services at prices between $0.004 and $0.01 per share and an aggregate non-cash stock-based compensation expense of $246,244.

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

In 2010 and 2011, AAPT produced, marketed, and beta tested two super-premium dog foods under the brand names Grrr-nola® Natural Dog Food and Chompions®. We believe that both Grrr-nola® Natural Dog Food and Chompions® were the first dog food products that were formulated for canine heart health and endorsed by a veterinary cardiac surgeon.

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

The Company has never operated at a profit and is dependent upon additional financing to remain a going concern. Throughout 2012, the Company obtained equity capital in the amount of approximately $3,000,000 and continues to seek additional equity capital to sustain operations. During the three months ended September 30, 2013, the Company obtained $651,498 of equity capital and borrowed $82,807 from its CEO and President under the terms of a convertible note to sustain operations. The Company remains under significant financial strain, primarily because of its limited operating funds and a significant amount of past due debts. The limited amount of operating capital may preclude the Company’s ability to execute its manufacturing, marketing, and distribution objectives or to continue operations. As a result, the reports of the independent registered public accounting firms on the Company’s 2012 and 2011 consolidated financial statements include explanatory paragraphs expressing substantial doubt regarding the Company’s ability to continue as a going concern.

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

NutraBar™
The Company has developed and launched in 2013 the pet industry’s first dog food product packaged as a nutritional food bar. With three product lines targeting the super-premium dog food and dog treat segments,the Company’s all-natural bars are the equivalent of 8 ounces of dry kibble in a 4 ounce bar. These bars offer a high protein meal or snack without the inconvenience of bags and bowls. AAPT’s true food bars are formulated to contain a blend of natural ingredients and provide essential nutrients optimized to promote a dog’s nutrition, health, and vitality.

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

CHEWIES™
The Company’s line of 27% high protein dog snacks will be made with the same nutritive ingredients as the food bars with additional flavorings added. CHEWIES™ will be packaged in 8 ounce and 14 ounce re-sealable pouches containing approximately 32 and 64 bite sized pieces.

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

On February 12, 2013, the Company entered into an unsecured, Convertible Promissory Note (the “Convertible Note”) with an unrelated third party for $103,500.  The Convertible Note bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on November 12, 2013.  At any time 180 days after the date of the Convertible Note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  Pursuant to the terms of the Convertible Note, the Company must meet all of its filing requirements with the Securities and Exchange Commission.  During the period, the Company did not comply with this provision and as a result the Convertible Note went into default.  As provided for in the Convertible Note, it became a demand note and demand was made, the amount due became $159,390 which amount is composed of 150% of the principal amount or $155,250 which amount is composed of the principal amount of $103,500 and the default interest amount of $51,750, and the accrued interest of $4,140.  During the quarter ended September 30, 2013, the entire principal amount of $103,500 together with $6,500 of interest for an aggregate amount of $110,000 was converted into 49,341,200 shares of the Company’s common stock.  Further, as of October 22, 2013, the balance of $49,390 in interest was converted into 36,751,282 shares of the Company’s common stock.  Finally, the intrinsic value of the beneficial conversion feature associated with the Convertible Note was $78,204 which amount was recorded as debt discount on the commitment date. As a result of the conversion of the entire principal and interest due, the Company fully amortized the debt discount during the period ended September 30, 2013 and $78,204 in debt discount was recognized as interest expense during the period ended September 30, 2013.

On September 17, 2013, the Company entered into an unsecured, Convertible Promissory Note (the “Convertible Note”) with an unrelated third party for $103,500.  The Convertible Note bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on June 19, 2014.  At any time 180 days after the date of the Convertible Note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date.  The intrinsic value of the beneficial conversion feature associated with the Convertible Note was $66,172 which amount was recorded as debt discount on the commitment date and will be amortized over the life of the Convertible Note.  For the period ended September 30, 2013 the Company recorded $3,808 of the debt discount as interest expense.  Subsequent to the quarter ended September 30, 2013, during November 2013, the Company did not comply with a requirement to meet all of its filing requirements with the Securities and Exchange Commission, and as provided for in the Convertible Note, it became a demand note and demand was made during November 2013.  The amount due became $159,390 which amount is composed of 150% of the principal amount or $155,250 which amount is composed of the principal amount of $103,500 and the default interest amount of $51,750, and accrued interest of $4,140.  The Company has made no payments on the Convertible Note.

As of September 30, 2013, one other source for funding was the $1,000,000 credit facility commitment from the Company’s, Chief Executive Officer, Barry Schwartz, and President, Lisa Bershan, provided to the Company in March 2012. On March 1, 2013, this credit facility was renewed with the following changes to the terms: Interest rate was lowered to 6.5% per year and the maturing date was amended to be due and payable not later than 48 months from the original issue date of the Revolving Grid Note. As of September 30, 2013, advances to the Company under this facility totaled $624,064 with $15,106 in accrued interest, increasing the holders’ beneficial ownership by 290,531,696 shares of common stock. The Company’s need for significant future funding will likely result in significant additional dilution to our stockholders.

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

The conversion price of the Grid Note was below the closing market price of the Company’s common stock at the time of related borrowings. As a result, the Company recognized beneficial conversion features, which were limited to the amount of the Grid Note borrowings of $624,064. The beneficial conversion features are being amortized to interest expense over the term of the Grid Note (March 2016). During the nine months ended September 30, 2013, interest expense related to the amortization of beneficial conversion features totaled $76,980.

During the nine months ended September 30, 2013, the Company raised $1,113,731 of equity capital before offering costs. The Company is currently seeking additional sources of funding.

Because of our lack of funding and limited ability to adequately market our products, the Company has incurred high costs in manufacturing and marketing our products. Further, the Company has incurred significant costs, including officer compensation, occupancy and public company costs. As a result, we have experienced large operating losses and negative cash flow. The Company has funded its operations primarily through the issuance of equity securities and debt. Additional capital infusions will be needed to manufacture, distribute and promote our products, sustain operations and make payments and settlements of existing debts and obligations. The Company believes that its future profitability will depend on the commercial and consumer acceptance of its products, effective marketing strategies, efficient production and proper execution of its business plan, as to all or any of which, no assurance can be given. Additionally, success with its external financing strategies will be needed to effectuate our business plans. The Company’s limited operating history makes it difficult to evaluate prospects of success, particularly because its business plan is founded on new and unproven products. Furthermore, there can be no assurance that the Company’s external financing strategies will yield any capital or the amount of capital necessary to execute its business plan.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following discussion of the results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto for the nine month period ended September 30, 2013 and 2012 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2012.

The Company’s expenses have increased dramatically in relation to sales as the Company is launching new products and preparing for future growth. For the nine months ended September 30, 2013, net sales were $198,454 which is attributable to the introduction of the NutraBar™ product line and a significant sale of Pawtizer during the three months ended September 30, 2013. Cost of goods sold were $883,122 during the same period.  Our negative gross margin results from our sales being insufficient to cover certain fixed production costs and from sales of Pawtizer for an amount below cost. Net sales and cost of sales for the same period in 2012 were $16,885 and $8,688, respectively.

During the three months ended September 30, 2013, we completed a sales transaction to a third party customer in the aggregate amount of $140,049 for 35,100 units of our Pawtizer product.  The terms of the sales transaction agreed upon were 60-day payment and free on board shipping (i.e. buyer pays for shipping).  The customer maintains a US satellite office and warehouse, and after receiving the product, shipped it oversees for sale.  As of March 2014, we have not yet received payment for the product and thus have not recognized the $140,049 as revenue.  The customer has indicated that they intend to make payment.  In the future, if payment is received or conditions change to better indicate the likelihood of collectability, we will recognize as revenue the $140,049.

Sales and marketing expenses increased $21,388, from $248,523 to $269,911, for the nine months ended September 30, 2012 and 2013, respectively. Higher expenses in the first nine months of the current year are primarily due to product development, testing, and promotion of the NutraBar™ product line while the Company was in early stages of NutraBar™ development. General and administrative expenses increased $3,273,710, from $1,337,745 to $4,611,455, for the nine months ended September 30, 2012 and 2013. This increase is attributable almost exclusively to $3,077,729 of non-cash stock based compensation expenses to various consultants in exchange for consulting and advisory services, and to a lesser extent, payroll and facility expenses as well as increases to legal, consulting and commission expenses.

Other expenses increased to $401,641 during the nine months ended September 30, 2013, primarily as a result of increased interest expenses associated with convertible notes and the related party Grid Note, including the amortization of related beneficial conversion features.

As a result of the above, our net loss for the nine months ended September 30, 2013 of $5,967,675 increased by $4,358,789 relative to the nine months ended September 30, 2012.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following discussion of the results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto for the three month period ended September 30, 2012 and 2013 included in this Quarterly Report as well as the statements included in our Form 10-K for the year ended December 31, 2012.

The Company’s expenses have increased dramatically in relation to sales as the Company is launching new products and preparing for future growth. For the three months ended September 30, 2013, net sales were $84,963, which is attributable to the NutraBar™ product line and a significant sale of Pawtizer during the quarter.  Cost of goods sold were $766,792 for the same period.  The negative gross margin is reflective of the Pawtizer sale for an amount below cost and our sales being insufficient to cover certain fixed production costs. Net sales and cost of sales for the same period in 2012 were $5,955 and $3,174, respectively.

During the three months ended September 30, 2013, we completed a sales transaction to a third party customer in the aggregate amount of $140,049 for 35,100 units of our Pawtizer product.  The terms of the sales transaction agreed upon were 60-day payment and free on board shipping (i.e. buyer pays for shipping).  The customer maintains a US satellite office and warehouse and after receiving the product shipped it oversees for sale.  As of March 2014, we have not yet received payment for the product, and thus have not recognized the $140,049 as revenue.  The customer has indicated that they intend to make payment.  In the future, if payment is received or conditions change to better indicate the likelihood of collectability, we will recognize as revenue the $140,049.

Sales and marketing expenses increased $69,338, from $70,790 to $140,128, for the three months ended September 30, 2012 and 2013, respectively. Higher expenses in the current year period are primarily due to product development, testing, and promotion of the NutraBar™ product line while the Company was in early stages of NutraBar™ development. General and administrative expenses increased $2,782,111, from $588,196 to $3,370,307, for the three months ended September 30, 2012 and 2013. This increase is attributable almost exclusively to non-cash stock based compensation expenses of $3,077,729 to various consultants in exchange for consulting and advisory services.

Other expenses increased to $201,014 during the three months ended September 30, 2013, primarily as a result of increased interest expenses associated with convertible notes and the related party Grid Note, including the amortization of related beneficial conversion features.

As a result of the above, our net loss for the three months ended September 30, 2013 of $4,393,278 increased by $3,638,362 relative to the three months ended September 30, 2012.

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

Off-Balance Sheet Arrangements

Other than the lease commitments described in Note 11 to our September 30, 2013 unaudited condensed consolidated financial statements, we have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The information contained in this Quarterly Report is as of September 30, 2013, unless expressly stated otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

As a smaller reporting company, All American Pet Company, Inc. is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely discussions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in various litigation involving vendors, former employees, and a promissory noteholder.

Vendors

As of December 31, 2011, one vendor had a settlement agreement for $20,000. As of September 30, 2013 no payments have been made.

During 2012, six vendors made claims or were awarded judgments against the Company for a total of $364,473. Also during the year ended December 31, 2012, a payment of $2,000 was made to one of the vendors which payment fulfilled that claim in full. The balance outstanding to the remaining five vendors at September 30, 2013 and December 31, 2012 was $362,473. On July 23, 2012, one of the vendors filed an action against the Company and certain officers as individuals for an original $150,000 judgment previously awarded in arbitration, which bears 4.75% interest, $49,950 in legal fees, and $4,981 in other fees. A court has not heard this action. The Company has recognized $221,463 in its September 30, 2013 and December 31, 2012 consolidated balance sheets relating to this matter.

Former Employees

As of December 31, 2011, six former employees made claims or were awarded judgments against the Company for a total of $211,961. During 2012, one former employee entered into a settlement agreement for $50,000, and there were no payments. The balance outstanding at September 30, 2013 and December 31, 2012 was $254,292 and $268,245, respectively, and includes accrued interest.

On April 6, 2010, the Company settled litigation with one of the six former employees. Terms of the settlement required the former employee to place 400,000 shares of Company stock valued at $52,000 in an escrow account in exchange for an initial payment of $8,000 and 27 monthly payments of $1,571. The Company will receive the shares of common stock after all of the payments have been made. The Company made no payments during the nine months ended September 30, 2013, no payments in 2012, and $3,342 in 2011. The outstanding balance at September 30, 2013 was $31,432.

On February 3, 2011, through mediation, the Company settled litigation with one of the former six former employees. Terms of the settlement required the former employee to place 750,000 shares of Company stock valued at $90,000 in an escrow account in exchange for 14 monthly payments of $6,576. The Company will receive the shares of common stock after all of the payments have been made. The Company made no payments during the nine months ended September 30, 2013, no payments in 2012, and $2,069 in 2011. The outstanding balance at September 30, 2013 was $90,000.

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

Item 2. Unregistered Sales of Equity Securities.

During the nine months ended September 30, 2013, the Company received and accepted subscriptions for 246,955,267 shares of common stock. 2,500,000 of these subscriptions were accepted at $0.02 per share and 244,455,267 were accepted at $0.007 per share. The sale of unregistered equity securities resulted in a capital increase of $1,113,731, before offering costs. The Company had previously recorded a $527,216 common stock payable on its books at June 30, 2013 to reflect the value of 49,828,429 of common shares not yet issued related to subscriptions sold during the quarter ended June 30, 2013 which shares were issued during the quarter ended September 30, 2013. The Company sold the shares without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. There were no more than 35 purchasers of the common stock, appropriate financial and business information was provided to the purchasers in accordance with Rule 502(b), there was no form of general solicitation or general advertising relating to the offer and the Company exercised reasonable care to assure that the purchasers of the common stock were not underwriters within the meaning of section 2(a)(11) of the Securities Act. Based on information received, the Company believes that each purchaser of shares is an accredited investor within the meaning of the federal securities laws. The shares have not been registered. The shares may not be offered or sold by the investors absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Securities Act of 1933.

Shares issued for services totaled 294,368,549 and were valued at $2,032,037. These services were fully provided during the period ended September 30, 2013 and thus were fully amortized.

As of September 30, 2013, there were 1,296,159,433 shares issued and outstanding. As of February 24, 2013, the Company had 1,421,917,109shares of common stock outstanding.

On February 12, 2013, the Company entered into an unsecured, Convertible Promissory Note (the “Convertible Note”) with an unrelated third party for $103,500. The Convertible Note bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on November 12, 2013. At any time 180 days after the date of the Convertible Note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date. Pursuant to the terms of the Convertible Note, the Company must meet all of its filing requirements with the Securities and Exchange Commission. During the period, the Company was late on one of its filings and as a result the Convertible Note went into default. As provided for in the Convertible Note, it became a demand note and demand was made, the amount due became $159,390 which amount is composed of 150% of the principal amount or $155,250 which amount is composed of the principal amount of $103,500 and the default interest amount of $51,750, and the accrued interest of $4,140. During the quarter ended September 30, 2013, the entire principal amount of $103,500 together with $6,500 of interest for an aggregate amount of $110,000 was converted into 49,341,200 shares of the Company’s common stock. Further, as of October 22, 2013, the balance of $49,390 in interest was converted into 36,751,282 shares of the Company’s common stock. Finally, the intrinsic value of the beneficial conversion feature associated with the Convertible Note was $78,204 which amount was recorded as debt discount on the commitment date. As a result of the conversion of the entire principal and interest due, the Company fully amortized the debt discount during the period ended September 30, 2013 and $78,204 in debt discount was recognized as interest expense during the period ended September 30, 2013.

On September 17, 2013, the Company entered into an unsecured, Convertible Promissory Note (the “Convertible Note”) with an unrelated third party for $103,500. The Convertible Note bears interest at 8% per annum and a balloon payment of principal and accrued interest is due on June 19, 2014. At any time 180 days after the date of the Convertible Note, the lender can convert the principal and accrued interest into shares of the Company’s common stock at a 39% discount based on the average of the lowest three trading prices during a ten day period ending one day prior to the conversion date. The intrinsic value of the beneficial conversion feature associated with the Convertible Note was $66,172 which amount was recorded as debt discount on the commitment date and will be amortized over the life of the Convertible Note. For the period ended September 30, 2013 the Company recorded $3,808 of the debt discount as interest expense. Subsequent to the quarter ended September 30, 2013, during November 2013, the Company was late on one of its filings and as a result the Convertible Note went into default. Pursuant to the terms of the Convertible Note, the Company must meet all of its filing requirements with the Securities and Exchange Commission and as provided for in the Convertible Note, it became a demand note and demand was made during November 2013. The amount due became $159,390 which amount is composed of 150% of the principal amount or $155,250 which amount is composed of the principal amount of $103,500 and the default interest amount of $51,750, and accrued interest of $4,140. The Company has made no payments on the Convertible Note.

On March 6, 2012, the Board of Directors, consisting of Mr. Schwartz and Ms. Bershan, authorized the Company to execute a Convertible Revolving Grid Note (the “Grid Note”) for a principal sum of up to $1,000,000 with CEO Barry Schwartz and President, Lisa Bershan. The Grid Note bears interest at 10% per year and may be converted into common stock of the Company at a conversion price of $0.0022 any time before March 6, 2013. Neither Mr. Schwartz nor Ms. Bershan has advanced capital under the terms of the grid note as of December 31, 2012. In March 2013, the Grid Note was amended. On February 26, 2013, the Board of Directors authorized the Company to amend the Convertible Revolving Grid Note for a principal sum of up to $1,000,000 with Chief Executive Officer Barry Schwartz and President Lisa Bershan dated March 6, 2012. The amendment reduced interest to 6.5% per year, extended the maturity date to 4 years, and extended the conversion date to October 31, 2013. As of September 30, 2013, Mr. Schwartz and Ms. Bershan have loaned $624,064 with $15,106 accrued interest. Under the terms of the Grid Note and such amount is convertible into 290,531,696 shares of the Company’s common stock.

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

The conversion price of the Grid Note was below the closing market price of the Company’s common stock at the tie of related borrowings. As a result, the Company recognized beneficial conversion features, which were limited to the amount of the Grid Note borrowings of $624,064. The beneficial conversion features are being amortized to interest expense over the term of the Grid Note (March 2016). During the nine months ended September 30, 2013, interest expense related to the amortization of beneficial conversion features totaled $76,980.

During the nine months ended September 30, 2013 and year ended December 31, 2012, the Company made advances to, and received advances from, an entity owned by the Company’s Chief Executive Officer. These advances are not collateralized and do not bear interest. As of September 30, 2013 and December 31, 2012, no amounts were due from and no amounts were due to this related entity.

Item 3. Defaults Upon Senior Securities.

As described in Note 6 to the September 30, 2013 condensed consolidated financial statements, the Company is in default of a $50,000 note. Also described in Note 6 to the September 30, 2013 condensed consolidated financial statements, the Company was in default of a $103,500 convertible note dated February 12, 2013, which note was fully converted into shares of the Company’s common stock during the quarter ended September 30, 2013. Finally, as described in Note 6 to the September 30, 2013 condensed consolidated financial statements, the Company is in default of a $103,500 convertible note dated September 17, 2013 because it was late meeting SEC filing dates.

As described in Note 9 to the September 30, 2013 condensed consolidated financial statements, the Company is subject to various litigation, claims and judgments.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing date

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	☒

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	☒

101.INS **	XBRL Instance Document	☒

101.SCH **	XBRL Taxonomy Extension Schema Document	☒

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	☒

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	☒

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	☒

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	☒

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN PET COMPANY, INC.
(Registrant)

Date: March 14, 2014	By:	/s/ Barry Schwartz
Barry Schwartz, CEO
(On behalf of the registrant and as Principal Financial and Accounting Officer)