Form 10-K/A
period 2012-12-31
ALL AMERICAN PET COMPANY, INC.
filed 2014-03-26
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
Amendment No. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33300

ALL AMERICAN PET COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2186665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Glendon Avenue, 17th Floor, Los Angeles, California 90024
(Address of principal executive offices) (Zip code)

Registrant's telephone number:   (310) 689-7355

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (_229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

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

As of March 25, 2014, the Registrant had outstanding 1,728,698,805 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 5,000,000 shares of Common Stock.

EXPLANATORY NOTE

We are filing this amendment of Form 10-K/A (the “Amendment”) to our annual report on Form 10-K for the period ended December 31, 2012 (the “Original Report”), filed with the SEC on June 17, 2013, to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated condensed financial statements and related notes from the Form 10-K in XRBL (eXtensible Business Reporting language).

No other changes have been made to the Form 10-K. This Amendment does not modify, amend or update in any way any of the financial or other information contained in the original filing and has not been updated to reflect events occurring subsequent to the filing of the original Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:
Financial Statements:

(i) The consolidated financial statements of All American Pet Company, Inc. under Item 8 of this Annual Report are listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

(b) Exhibits:

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

4.2	Specimen Series A Preferred Stock Certificate.		10-KSB	12/31/06	4.2	07/17/07

4.3	Agreement, effective November 30, 2005, by and between the Company and Nortia Capital Partners, Inc.		SB-2/A-3		4.3	12/28/06

10.1	Equipment Lease Agreement dated March 8, 2006 by and between Bev-Lin Enterprises, Inc. and All American Pet		SB-2		10.1	06/23/06

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.2	Form of Subscription Agreement.		SB-2		10.2	06/23/06

10.3	Letter Agreement with L. Phillips Brown.		SB-2		10.3	06/23/06

10.4	Lease Agreement dated January 18, 2005 for rental of office premises.		SB-2		10.4	06/23/06

10.5	Lease Agreement dated March 6, 2006 for rental of warehouse space.		SB-2/A-3		10.5	12/28/06

10.6	Loan Agreement dated as of April 27, 2004, by and between the Company and George LaCapra.		SB-2		10.6	06/23/06

10.7	Broker Agreement dated August 1, 2006 between Crossmark, Inc. and All American Pet Company, Inc.		SB-2		10.7	06/23/06

10.8	Loan Agreement dated as of August 29, 2006 by and between the Company and Barry Schwartz.		10-KSB	12/31/06	10.8	07/17/07

10.9	Loan Agreement dated as of October 10, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.9	07/17/07

10.10	Loan Agreement dated as of October 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.10	07/17/07

10.11	Loan Agreement dated as of November 7, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.11	07/17/07

10.12	Loan Agreement dated as of November 21, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.12	07/17/07

10.13	Loan Agreement dated as of December 27, 2006 by and between the Company and Eckard Kirsch.		10-KSB	12/31/06	10.13	07/17/07

10.14	Lease Agreement Dated July 21, 2008 - Rental agreement for new office space.		10-K	12-31-09	10.14	8-19-10

10.15	Standard Sublease dated July 21, 2008		10-K	12-31-09	10.15	8-19-10

10.16	Addendum No. 1 to Standard Sublease dated July 21, 2008		10-K	12-31-09	10.16	8-19-10

10.17	Debt Conversion Agreement – Barry Schwartz – Dated June 20, 2008		10-K	12-31-09	10.17	8-19-10

10.18	Debt Conversion Agreement – Lisa Bershan – Dated June 20, 2008		10-K	12-31-09	10.18	8-19-10

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.19	Employment Agreement – Barry Schwartz – Dated August 24, 2008		10-K	12-31-09	10.19	8-19-10

10.20	Employment Agreement – Lisa Bershan – Dated August 24, 2008		10-K	12-31-09	10.20	8-19-10

10.21	Warrant Agreement – Barry Schwartz – Dated August 24, 2008		10-K	12-31-09	10.21	8-19-10

10.22	Warrant Agreement – Lisa Bershan – Dated August 24, 2008		10-K	12-31-09	10.22	8-19-10

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

101.INS **	XBRL Instance Document	X

101.SCH **	XBRL Taxonomy Extension Schema Document	X

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Date: March 25, 2014	By:	/S/ BARRY SCHWARTZ

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/S/ BARRY SCHWARTZ	Chairman of the Board,	March 25, 2014
Barry Schwartz	Chief Executive Officer

/S/ LISA BERSHAN	President, Director	March 25, 2014
Lisa Bershan