Form 10-Q/A
period 2013-03-31
ALL AMERICAN PET COMPANY, INC.
filed 2014-03-26
CIK 1362502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to _____.

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

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practical date: As of March 25, 2014, the Registrant had outstanding 1,728,698,805 shares of Common Stock, no shares of Preferred Stock, and warrants exercisable for 5,000,000 shares of Common Stock.

EXPLANATORY NOTE

We are filing this amendment of Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended March 31, 2013 (the “Original Report”), filed with the SEC on June 20, 2013, to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated condensed financial statements and related notes from the Form 10-Q in XRBL (eXtensible Business Reporting language).

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

ALL AMERICAN PET COMPANY, INC.

Date: March 25, 2014	By:	/s/ Barry Schwartz
Barry Schwartz, Chief Executive Officer, Chief Financial and Chief Accounting Officer