Form 10-Q/A
period 2013-06-30
ALL AMERICAN PET COMPANY, INC.
filed 2014-03-26
CIK 1362502

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

EXPLANATORY NOTE

We are filing this amendment of Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2013 (the “Original Report”), filed with the SEC on August 14, 2013, to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated condensed financial statements and related notes from the Form 10-Q in XRBL (eXtensible Business Reporting language).

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
Barry Schwartz
Chief Executive Officer, Chief Financial and Chief Accounting Officer